Form 10-Q
period 1994-12-31
PREMIER ACCEPTANCE CORP /MN/
filed 1995-02-14
CIK 833374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended December 31, 1994


           Commission file numbers    33-21775, 33-25070 and 33-33261


                         PREMIER ACCEPTANCE CORPORATION
             (Exact name of Registrant as specified in its charter)


 Delaware                               41-1615279
 (State or other jurisdiction of        (I.R.S. Employer
 incorporation or organization)         Identification No.)


 Piper Jaffray Tower, 222 South 9th Street, Minneapolis, MN        55402
 (Address of principal executive offices)                        (Zip Code)


 Registrant's telephone number, including area code   612-342-6673

 Securities registered pursuant to Section 12(b) of the Act:  NONE

 Securities registered pursuant to Section 12(g) of the Act:  NONE


 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
 requirements for the past 90 days.  Yes   X     No


 1,000 Common shares were outstanding as of December 31, 1994, and were wholly owned by Piper Jaffray Companies Inc.

 THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.













                         PREMIER ACCEPTANCE CORPORATION

                                     INDEX



                                                                Page
                                                                Number


 Part I.  FINANCIAL INFORMATION:

          Item 1.  Financial Statements:

                   Statements of Financial Condition              3

                   Statements of Operations                       4

                   Statements of Cash Flows                       5

                   Notes to Financial Statements                6-7

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                7-8


 Part II. OTHER INFORMATION:

          Item 6.  Exhibits and Reports on Form 8-K               9

          Signatures                                             10




























                         PREMIER ACCEPTANCE CORPORATION
          (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                       STATEMENTS OF FINANCIAL CONDITION



                                            December 31,   September 30,
                                                1994           1994
 ASSETS                                     (Unaudited)

 Cash                                       $     15,922    $    16,762
 Interest receivable                             214,720         13,400
 Investments pursuant to
   mortgage-backed bonds                      40,785,610      1,575,444
 Receivable from Parent                                -      3,328,341
 Unamortized bond issuance costs               1,562,915        168,803
 Deferred income tax asset                        50,591         50,591
 Other assets                                      9,527              -
                                            -------------   ------------
                                            $ 42,639,285    $ 5,153,341
                                            =============   ============
 LIABILITIES AND STOCKHOLDER'S EQUITY

 Mortgage-backed bonds payable              $ 41,897,595    $ 1,600,916
 Interest payable on bonds                        24,850         26,513
 Bond redemptions payable                          1,215          1,244
 Notes payable to Parent                         481,130              -
 Other liabilities                                37,975            119
                                            -------------   ------------
                                              42,442,765      1,628,792
                                            -------------   ------------
 Stockholder's equity:
   Common stock, $1 par value,
     1,000 shares authorized, issued
     and outstanding                               1,000          1,000
   Additional paid-in capital                     35,000         35,000
   Retained earnings                             160,520      3,488,549
                                            -------------   ------------
                                                 196,520      3,524,549
                                            -------------   ------------
                                            $ 42,639,285    $ 5,153,341
                                            =============   ============



             See accompanying notes to financial statements.













                         PREMIER ACCEPTANCE CORPORATION
          (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                    Three Months Ended
                                                       December 31,
                                                     1994         1993
 REVENUES:

   Interest income                                $ 40,398     $ 77,910
   Interest expense                                 38,216       68,946
                                                  ---------    ---------
   Net interest income                               2,182        8,964

   Gain on accretion of
     discount on investments                         3,108       12,183
                                                  ---------    ---------
   Total revenue                                     5,290       21,147
                                                  ---------    ---------

 EXPENSES:

   Amortization of bond issuance
     costs on redemptions                            2,854       10,519

   General and administrative                       10,599       15,897
                                                  ---------    ---------
   Total expense                                    13,453       26,416
                                                  ---------    ---------
 LOSS BEFORE INCOME TAXES                           (8,163)      (5,269)

 INCOME TAX BENEFIT                                 (3,184)      (2,108)
                                                  ---------    ---------
 NET LOSS                                         $ (4,979)    $ (3,161)
                                                  =========    =========



             See accompanying notes to financial statements.


















                         PREMIER ACCEPTANCE CORPORATION
          (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    Three Months Ended
                                                       December 31,
                                                     1994         1993
 OPERATING ACTIVITIES:
   Net loss                                   $     (4,979)  $   (3,161)
   Adjustments to reconcile net loss
     to net cash provided by
     operating activities:
          Amortization of bond
            issuance costs                           2,854       10,519
          Recognition of discount
            on investments                          (2,103)      (7,751)
          Change in:
            Interest receivable                   (201,320)       3,143
            Receivable from Parent               3,328,341      323,555
            Interest payable on bonds               (1,663)      (6,174)
            Bond redemptions payable                   (29)      15,502
            Other                                   28,329     (319,594)
                                              -------------  -----------
     Net cash provided by operating activities   3,149,430       16,039

 FINANCING ACTIVITIES:
   Issuance of mortgage-backed bonds            40,400,000            -
   Redemption of mortgage-backed bonds            (103,321)    (380,857)
   Purchase of investments pursuant to
     mortgage-backed bonds                     (39,310,380)           -
   Principal redemption on investments
     pursuant to mortgage-backed bonds             102,317      377,154
   Bond issuance costs incurred                 (1,396,966)           -
   Net issuance of notes payable to Parent         481,130            -
   Dividends paid to Parent                     (3,323,050)           -
                                              -------------  -----------
     Net cash used in financing activities      (3,150,270)      (3,703)
                                              -------------  -----------
 (DECREASE) INCREASE IN CASH                          (840)      12,336

 CASH AT BEGINNING OF PERIOD                        16,762      109,824
                                              -------------  -----------
 CASH AT END OF PERIOD                        $     15,922   $  122,160
                                              =============  ===========


 SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the three months for:
        Interest                              $     39,879   $   75,120
        Income taxes (received from)
          paid to Parent                      $     (3,184)  $  118,491




             See accompanying notes to financial statements.


                         PREMIER ACCEPTANCE CORPORATION
          (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                         NOTES TO FINANCIAL STATEMENTS
                 Three Months Ended December 31, 1994 and 1993


 1. ORGANIZATION AND BUSINESS ACTIVITY

 The Company is a wholly owned subsidiary of Piper Jaffray Companies Inc. The Company's Certificate of Incorporation limits the business activities in which it may engage to activities in connection with or related to the issuance of mortgage-backed bonds, as described in Note 3.

 The Company's activities include the issuance and sale of securities collateralized by certain mortgage related investments (certificates), directly or through trusts formed by the Company, and the investment of the proceeds in such certificates. The Company or such trusts purchase the certificates prior to or simultaneously with the issuance of the mortgage-backed bonds.

 The Company has filed Registration Statements under the Securities Act of 1933 (the Act) with the Securities and Exchange Commission, pursuant to which $900,000,000 in aggregate principal amount of the Company's mortgage-backed bonds were registered under the Act. The Company has issued thirty-three series of mortgage-backed bonds with an aggregate original principal amount of $515,950,000.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1994. The results of operations for the three months ended December 31, 1994, are not necessarily indicative of the results to be expected for the year ending September 30, 1995.

 The statement of financial condition as of December 31, 1994 and the information for the periods ended December 31, 1994 and 1993, is unaudited. Management of the Company believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results of operations for the periods have been included.

 3. MORTGAGE-BACKED BONDS

 The Company periodically issues mortgage-backed bonds (the bonds) which are collateralized by GNMA or FNMA certificates and guaranteed as to payment of principal and interest by the Government National Mortgage Association or the Federal National Mortgage Association. The bonds are obligations solely of the Company and bondholders' only recourse is to the underlying series' collateral. The collateral, which has been purchased with the issuance proceeds, is held by a trustee and is carried at par value less unaccreted discount. Principal and interest payments on the collateral are used to meet the debt service of the respective bonds.

 Bonds outstanding at December 31, 1994, have stated maturities ranging from 2019 through 2024 and stated interest rates ranging from 8.0% to 10%. The collateral has contractual maturities ranging from 2019 through 2025 and stated interest rates ranging from 8.0% to 10%.

 At December 31, 1994 the market value of the underlying collateral for the outstanding bonds was approximately $41,600,000.

 The issuance of six series of bonds with an aggregate original principal amount of $176,145,000 and the related purchase of collateral certificates has been accounted for financial reporting purposes as a sale. Accordingly, the assets, liabilities, interest income, and interest expense relating to these series do not appear on the financial statements of the Company. At December 31, 1994, and September 30, 1994, the aggregate amount outstanding was approximately $32,966,000 and $34,380,000 respectively.

 4. RELATED PARTY TRANSACTIONS

 The Company is charged for certain expenses by the Parent based on specifically identified cost allocations. Such cost allocations are determined through negotiations between the Company and the Parent. Management believes that the method of allocation, as so determined, is reasonable. In addition, the Company's affiliate, Piper Jaffray Inc. (PJI), provides the Company with accounting and administrative services, including services of officers. For the three months ended December 31, 1994 and 1993, the Company was charged $10,000 and $15,000, respectively, for such services. The Company's costs are not necessarily indicative of the costs that would have been incurred had the Company operated independently.

 The Company has notes payable to the parent which bear interest at a rate of one-half of one percent over the broker call rate and mature over the life of the bonds.

 In connection with the issuance of the mortgage-backed bonds recorded on the financial statements, PJI acting as underwriter received underwriting discounts of $351,050 for the quarter ended December 31, 1994. These costs are capitalized on the Company's Statement of Financial Condition as unamortized bond issuance costs.

 On December 12, 1994, the Board of Directors declared and paid a dividend to the Parent of $3,323,050, eliminating the balance of the receivable from the Parent.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 General

 During the first quarter of fiscal year 1995, the Company issued 2 series of mortgage-backed bonds with an aggregate principal amount of approximately $40,400,000.

 In addition, the Company has one other issue pending and may issue additional series during fiscal year 1995.

 Resources and Liquidity

 The Company's source of funds with respect to the mortgage-backed bonds is the receipt of payments of principal and interest, including prepayments, on the mortgage-backed collateral certificates securing the bonds, together with the reinvestment income thereon. The Company expects that, at all times, the aggregate future receipts of principal and interest on the certificates, together with reinvestment income thereon, will exceed the aggregate of future amounts due as payments of principal and interest on the mortgage-backed bonds, as well as payments of other liabilities.

 The deferred bond issuance costs and original issue discounts on the collateral are amortized as bonds are redeemed.

 Results of Operations

 For the three months ended December 31, 1994, net interest income of $2,182 compared to $8,964 of net interest income for the three months ended December 31, 1993. The Company's interest income and interest expense are directly related to the issuance and sale of mortgage-backed bonds and have decreased from the first quarter of fiscal 1994 to the first quarter of fiscal 1995 as the average amount of outstanding bonds decreased during this same period. As a result, gain on accretion of discount on investments decreased from $12,183 for the three months ended December 31, 1993 to $3,108 for the three months ended December 31, 1994.

 General and administrative expenses decreased during the first quarter of fiscal 1995 to $10,599 compared to $15,897 from the first quarter of fiscal 1994. This decrease was primarily due to a reassessment of the charges for accounting and administrative services provided to the Company, including services of officers of the Company's affiliate PJI.

 These charges are subject to reevaluation based on the number of outstanding series of bonds.




































 PART II.   OTHER INFORMATION:

 Item 6. Exhibits and Reports on Form 8-K

    (a). Exhibits

         Exhibit 27 - Financial Data Schedule (filed electronically)

    (b). Reports on Form 8-K

         November 23, 1994, reporting:

         i)    Issuance and sale of Mortgage-Backed Bonds, Series 26.

         ii) Underwriting agreement dated October 24, 1994 between Premier Acceptance Corporation, as issuer, and Piper Jaffray Inc., as representative for the various underwriters, relating to the sale of mortgage-backed bonds.

         iii) Series Supplement dated November 23, 1994 to Indenture dated June 28, 1991 between Premier Acceptance Corporation, as issuer, and Norwest Bank Minnesota, National Association, as trustee, relating to Series 26.

         December 23, 1994, reporting:

         i)    Issuance and sale of Mortgage-Backed Bonds, Series 27.

         ii) Series Supplement dated December 23, 1994 to Indenture dated June 28, 1991 between Premier Acceptance Corporation, as issuer, and Norwest Bank Minnesota, National Association, as trustee, relating to Series 27.




























                               SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 PREMIER ACCEPTANCE CORPORATION
                                 (Registrant)





 Dated February 13, 1995         /s/ DEBORAH K. ROESLER
                                 DEBORAH K. ROESLER
                                 Treasurer (Principal Financial and
                                 Accounting Officer)