Form 10-Q
period 1995-03-31
PREMIER ACCEPTANCE CORP /MN/
filed 1995-05-15
CIK 833374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the quarter ended   March 31, 1995


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



1,000 Common shares were outstanding as of March 31, 1995, and were wholly owned by Piper Jaffray Companies Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.












                         PREMIER ACCEPTANCE CORPORATION
          (a wholly owned subsidiary of Piper Jaffray Companies Inc.)


                               TABLE OF CONTENTS


                                                                 Page
                                                                Number
Part I.      FINANCIAL INFORMATION:

       Item 1.  Financial Statements:

             Statements of Financial Condition                      3

             Statements of Operations                               4

             Statements of Cash Flows                               5

             Notes to Financial Statements                        6-7

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations       8

Part II.     OTHER INFORMATION:

       Item 6.  Exhibits and Reports on Form 8-K                    9


       Signatures                                                  10






























                         PREMIER ACCEPTANCE CORPORATION
          (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                       STATEMENTS OF FINANCIAL CONDITION


                                             March 31,       Sept. 30,
                                               1995            1994
ASSETS                                      (Unaudited)

Cash                                       $   362,878     $    16,762
Interest receivable                            437,906          13,400
Investments pursuant to
  mortgage-backed bonds                     52,663,458       1,575,444
Receivable from Parent                               -       3,328,341
Unamortized bond issuance costs              2,041,283         168,803
Deferred tax asset                              62,707          50,591
                                           ------------    ------------
                                           $55,568,232     $ 5,153,341
                                           ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY

Mortgage-backed bonds payable              $54,400,000     $ 1,600,916
Interest payable on bonds                      663,966          26,513
Bond redemptions payable                             -           1,244
Notes payable to Parent                        249,903               -
Other liabilities                               13,571             119
                                           ------------    ------------
                                            55,327,440       1,628,792
                                           ------------    ------------
Stockholder's equity:
 Common stock, $1 par value,
   1,000 shares authorized,
   issued and outstanding                        1,000           1,000
 Additional paid-in capital                     35,000          35,000
 Retained earnings                             204,792       3,488,549
                                           ------------    ------------
                                               240,792       3,524,549
                                           ------------    ------------
                                           $55,568,232     $ 5,153,341
                                           ============    ============

            See accompanying notes to financial statements.
















                         PREMIER ACCEPTANCE CORPORATION
          (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                             Three Months Ended         Six Months Ended
                                  March 31,                 March 31,
                               1995       1994            1995        1994

REVENUE:

  Interest income          $1,163,087   $ 62,439      $1,203,485    $140,349
  Interest expense          1,233,908     54,076       1,272,124     123,022
                           -----------  ---------     -----------   ---------
    Net interest income       (70,821)     8,363         (68,639)     17,327

  Gain on accretion
    of discount on
    investments                 8,492     19,321          11,600      31,504
  Gain on sale of
    residual interest         205,632          -         205,632           -
  Net gain related to
    bond call                  51,014          -          51,014           -
                           -----------  ---------     -----------   ---------
  Total revenue               194,317     27,684         199,607      48,831
                           -----------  ---------     -----------   ---------
EXPENSES:

 Amortization of bond
   issuance costs on
   redemptions                     56     17,743           2,910      28,262

 General and administrative   121,683     28,831         132,282      44,728
                           -----------  ---------     -----------   ---------
   Total expenses             121,739     46,574         135,192      72,990
                           -----------  ---------     -----------   ---------
INCOME (LOSS) BEFORE
  INCOME TAXES                 72,578    (18,890)         64,415     (24,159)

INCOME TAXES (BENEFIT)         28,306     (7,314)         25,512      (9,422)
                           -----------  ---------     -----------   ---------
NET INCOME (LOSS)          $   44,272   $(11,576)     $   39,293    $(14,737)
                           ===========  =========     ===========   =========







              See accompanying notes to financial statements.







                         PREMIER ACCEPTANCE CORPORATION
          (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                     Six Months Ended
                                                         March 31,
                                                    1995           1994
  OPERATING ACTIVITIES:

   Net (loss) income                          $     39,293   $   (14,737)
   Adjustments to reconcile net (loss)
      income to net cash provided (used)
      by operating activities:
        Amortization of bond issuance costs          2,910        28,262
        Recognition of discount on investments     (11,600)      (20,824)
        Change in:
         Interest receivable                      (424,506)        8,445
         Deferred tax asset                        (12,116)     (232,558)
         Interest payable on bonds                 637,453       (16,342)
         Bond redemptions payable                   (1,244)       56,162
         Receivable from Parent                  3,328,341       249,666
         Other liabilities                          13,452           (72)
                                              -------------  ------------
              Net cash provided by (used in)
                operating activities             3,571,983        58,002
                                              -------------  ------------
  FINANCING ACTIVITIES:

   Issuance of mortgage-backed bonds            54,400,000             -
   Mortgage-backed bonds called                 (1,481,022)            -
   Redemption of mortgage-backed bonds            (119,894)   (1,023,280)
   Purchase of investments pursuant to
     mortgage-backed bonds                     (52,835,068)            -
   Principal redemption on investments
      pursuant to mortgage-backed bonds            285,288     1,013,329
   Sale of investments pursuant to
      mortgage-backed bonds                      1,473,266             -
   Bond issuance costs incurred                 (1,875,390)            -
   Net issuance of notes payable to Parent         249,903             -
   Dividends paid to Parent                     (3,323,050)            -
                                              -------------  ------------
              Net cash (used in) provided by
                financing activities            (3,225,967)       (9,951)
                                              -------------  ------------
  INCREASE IN CASH                                 346,116        48,051
  CASH AT BEGINNING OF PERIOD                       16,762       109,824
                                              -------------  ------------
  CASH AT END OF PERIOD                       $    362,878   $   157,875
                                              =============  ============

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the six months for:
      Interest                                    $557,419      $139,364
      Income taxes paid to Parent                 $ 37,238      $ 24,168



              See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION
          (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                       NOTES TO FINANCIAL STATEMENTS
                 Six Months Ended March 31, 1995 and 1994


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

  The Company has filed Registration Statements under the Securities Act of 1933 (the Act) with the Securities and Exchange Commission, pursuant to which $900,000,000 in aggregate principal amount of the Company's mortgage-backed bonds were registered under the Act. The Company has issued thirty-four series of bonds with an aggregate original principal amount of $529,950,000.

  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Registrant's annual report on Form 10-K for the year ended September 30, 1994. The results of operations for the six months ended March 31, 1995, are not necessarily indicative of the results to be expected for the year ending September 30, 1995.

  The statement of financial condition as of March 31, 1995 and the information for the periods ended March 31, 1995 and 1994, is unaudited, but management of the Registrant believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results of operations for the periods have been included.

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

  Bonds outstanding at March 31, 1995, have stated maturities ranging from 2019 through 2025 and stated interest rates ranging from 8% to 10%. The collateral has contractual maturities ranging from 2019 through 2025 and stated interest rates ranging from 8% to 10%.


  During the quarter ended March 31, 1995, the outstanding bonds in Series 1989-A, aggregating approximately $1.5 million, were called and the related collateral sold, resulting in a pre-tax net gain of $51,014.

  At March 31, 1995 the market value of the underlying collateral for the outstanding bonds was approximately $54,435,000.

  The issuance of six series of bonds with an aggregate original principal amount of $176,145,000 and the related purchase of collateral certificates has been accounted for financial reporting purposes as a sale. Accordingly, the assets, liabilities, interest income, and interest expense relating to these series do not appear on the financial statements of the Company. At March 31, 1995, and September 30, 1994, the aggregate amount outstanding was approximately $31,639,000 and $34,380,000, respectively.


  4.  RELATED PARTY TRANSACTIONS

  The Company is charged for certain expenses by the Parent based on specifically identified cost allocations. Such cost allocations are determined through negotiations between the Company and the Parent. Management believes that the method of allocation, as so determined, is reasonable. In addition, the Company's affiliate, Piper Jaffray Inc. (PJI), provides the Company with accounting and administrative services, including services of officers. For the six months ended March 31, 1995 and 1994, the Company was charged $13,000 and $30,000, respectively, for such services. The Company's costs are not necessarily indicative of the costs that would have been incurred had the Company operated independently. During the quarter ended March 31, 1995, the Company paid PJI a management fee of $101,463 for additional services provided by officers of the Company.

  The Company has notes payable to the Parent which bear interest at a rate of one-half of one percent over the broker call rate and mature over the life of the bonds.

  In connection with the issuance of the mortgage-backed bonds recorded on the financial statements, PJI, acting as underwriter, received underwriting discounts of $468,337 for the six months ended March 31, 1995. These costs are capitalized on the Company's statement of financial condition as unamortized bond issuance costs.

  The Company sold the collateral related to the called bonds for Series 1989-A through PJI. The subsequent sale of the securities resulted in a gain of approximately $15,000 for PJI.

  During the quarter ended March 31, 1995, the Company paid PJI brokerage commissions of $6,000 related to the sale of the residual interest holdings from Series 27 to a non-affiliated third party.

  On December 12, 1994, the Board of Directors declared and paid a dividend to the Parent of $3,323,050, eliminating the balance of the receivable from parent.








  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Resources and Liquidity

  The Company's source of funds with respect to the mortgage-backed bonds is the receipt of payments of principal and interest, including prepayments, on the certificates securing the bonds, together with the reinvestment income thereon. The Company expects that, at all times, the aggregate future receipts of principal and interest on the certificates, together with reinvestment income thereon, will exceed the aggregate of future amounts due as payments of principal and interest on the mortgage-backed bonds, as well as payments of other liabilities.

  The deferred bond issuance costs and original issue discounts on the collateral are amortized as bonds are redeemed.

  Results of Operations

  During the quarter ended March 31, 1995, the Company called mortgage-backed bonds with an aggregate principal balance of approximately $1,500,000 and liquidated the corresponding collateral. For the three months and six month periods ended March 31, 1995, the Company incurred net interest expense because the liquidation of collateral for called bonds occurred prior to the date the bonds were actually called.

  The Company's interest income and interest expense are directly related to the issuance and sale of mortgage-backed bonds and have increased significantly over fiscal 1994 due to the issuance of $54,400,000 in bonds during the six months ended March 31, 1995.

  General and administrative expenses include a management fee paid to PJI upon sale of the Series 27 residual interest (see Note 4 to the financial statements). Excluding this transaction, expenses decreased approximately 31% for the six months ended March 31, 1995 compared to the same period in the previous year, and decreased 70% for the second quarter of 1995 versus 1994. This decrease was primarily due to a reassessment of the charges for accounting and administrative services provided to the Company, including services of officers of the Company's affiliate PJI. These charges are subject to periodic reevaluation based on the number of outstanding series of bonds.



















  PART II.   OTHER INFORMATION:

  Item 6. Exhibits and Reports on Form 8-K

          (a).     Exhibits

             3.1 Certificate of Incorporation (previously filed as Exhibit 3(a) to Form S-11 filed May 11, 1988) - filed herewith.

             3.2 Certificate of Amendment to Certificate of Incorporation (previously filed as Exhibit 3(c) to Amendment to Form S-11 filed June 6, 1988) - filed herewith.

             3.3 Certificate of Amendment to Certificate of Incorporation dated December 13, 1994 - filed herewith.

          (b).     Reports on Form 8-K:

             The Company filed a report on Form 8-K dated February 23, 1995 reporting:

             i)    Issuance and sale of Mortgage-Backed bonds, Series 28

             ii) Series Supplement dated February 23, 1995 to Indenture dated June 28, 1991 between Premier Acceptance Corporation, as issuer, and Norwest Bank Minnesota, National Association, as trustee, relating to Series 28.

































                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                PREMIER ACCEPTANCE CORPORATION
                                (Registrant)





  Dated May 15, 1995            /s/ DEBORAH K. ROESLER
                                DEBORAH K. ROESLER
                                Treasurer (Principal Financial and
                                Accounting Officer)








































                                 EXHIBIT INDEX


Exhibit        Description

3.1 Certificate of Incorporation (previously filed as Exhibit 3(a) to Form 3-11 filed May 11, 1988).

3.2 Certificate of Amendment to Certificate of Incorporation (previously filed as Exhibit 3 (c) to Amendment to Form S-11 filed June 6, 1988).

3.3 Certificate of Amendment to Certificate of Incorporation dated December 13, 1994.














































                                                                    EXHIBIT 3.1

                          CERTIFICATE OF INCORPORATION
                                       OF
                          PREMIER MORTGAGE CORPORATION



                                   ARTICLE I

                                      Name

     The name of the Corporation is Premier Mortgage Corporation.


                                   ARTICLE II

                     Registered Office and Registered Agent

     The registered office of the Corporation in the State of Delaware is to be located at 1209 Orange Street, in the City of Wilmington, County of New Castle, and the registered agent at that address will be The Corporation Trust Company.


                                  ARTICLE III

                        Corporate Purposes; Limitations

     1.  The Corporation is formed for one or more of the following purposes:

              A. To issue bonds ("Bonds") secured primarily by (i) conventional mortgage loans, (ii) mortgage loans insured by the Federal Housing Administration, (iii) mortgage loans partially guaranteed by the Veterans Administration, (iv) pass-through, mortgage-backed certificates as to which the Federal National Mortgage Association guarantees the timely payment of interest at the pass-through rate and the timely payment of principal, (v) pass-through, mortgage-backed certificates as to which the Federal Home Loan Mortgage Corporation guarantees timely payment at the participation certificate rate and ultimate collection of all principal, (vi) pass-through, mortgage-backed certificates as to which the Government National Mortgage Association guarantees timely payment of principal installments and interest fixed on the certificate, and (vii) any other mortgage pass-through certificates or mortgage-collateralized obligations (collectively, "Mortgage Collateral") and in connection therewith to acquire, own, hold, sell, transfer, assign, pledge, finance, refinance and otherwise deal with Mortgage Collateral.

              B.  Subject to the limitations contained in Section 2 o f this
          Article III, to engage in any activity that is incidental or convenient to accomplish the foregoing and that is not prohibited by law or required to be specifically set forth in this Certificate of Incorporation.

     2. The Corporation shall not perform any act in contravention of any of the following clauses of this Section 2 of Article III without prior written consent from time to time of the trustees under any indentures (the "Indentures") pursuant to which Bonds that are then outstanding may have been issued by the Corporation (the "Trustees").

              A. The Corporation shall not incur, assume or guaranty any indebtedness except for (i) such indebtedness as may be incurred by the Corporation that at the time of issuance has been rated by Standard & Poor's Corporation i n a rating category no lower than the highest rating then assigned to any Bonds of t he Corporation then outstanding by Standard & Poor's Corporation, and (ii) indebtedness that by its terms is completely subordinated to the indebtedness of the Corporation evidenced by Bonds, is non-recourse to the Corporation and any assets of the Corporation other than cash flow in excess of amounts necessary to pay holders of the Bonds and does not constitute a claim against the Corporation to the extent that funds are in sufficient to pay such additional debt.

              B. The Corporation shall not engage in any business or activity other than in connection with or relating to the issuance of Bonds.

              C. The Corporation shall not consolidate or merge with or into any other entity or convey or transfer its properties and assets substantially as an entirety to any entity, unless:

                  (1) the entity (if other than the Corporation) formed or surviving such consolidation or merger or that acquires by conveyance or transfer the properties and assets of the Corporation substantially as an entirety shall be organized and existing under the laws of the United States of America or any State or the District of Columbia, and shall expressly assume, by supplemental indentures to the Indentures, executed and delivered to the Trustees, in form satisfactory to the Trustee, the due and punctual payment of the principal of and interest on all Bonds then outstanding under the Indentures and the performance of every covenant of the Indentures on the part of the Corporation to be performed or observed;

                  (2) immediately after giving effect to such transaction, no default or event of default under the Indentures shall have occurred and be continuing;

                  (3) the Corporation shall have delivered to the Trustee an officers' certificate and an opinion of counsel each stating that such consolidation, merger, conveyance or transfer and such supplemental indentures comply with the Indentures and that all conditions precedent provided for relating to such transaction have been complied with; and

                  (4) the entity (if other than the Corporation) formed or
              surviving such consolidation or merger or that acquires by conveyance or transfer the properties and assets of the Corporation must (i) have its senior long-term debt rated in a rating category no lower than the highest rating then assigned to any Bonds of the Corporation then outstanding by Standard & Poor's Corporation, and (ii) be a corporation which has a Certificate or Articles of Incorporation containing provisions identical to this Article III.

              Upon any consolidation or merger, or any conveyance or transfer of the properties and assets of the Corporation substantially as provided above, the entity formed by or surviving such consolidation or merger (if other than the Corporation) or the entity to which such conveyance or transfer is made shall succeed to, a nd be substituted for, and may exercise every right and power of, the Corporation under the Indentures with the same effect as if such entity had been named as the "Issuer" in the Indentures. In the event of any such conveyance or transfer, the entity named as the "Issuer" in the Indentures or any successor which shall theretofore have become such in the manner prescribed in the Indentures may be dissolved, wound-up and liquidated at any time thereafter, and such entity thereafter shall be released from its liabilities as obligor and maker on all the Bonds, and from its obligations, under the Indentures.

              D. The Corporation shall not amend, alter, change or repeal any provision contained in this Article III of this Certificate of Incorporation.


                                   ARTICLE IV

                                 Capital Stock

     The total number of shares of capital stock which the Corporation shall have authority to issue shall be One Thousand (1,000) shares, all of which shall be designated common stock, with a par value of $1.00 per share.


                                   ARTICLE V

                                  Incorporator

     The name and mailing address of the incorporator of the Corporation is as follows:

                 James E. Nicholson       2300 Multifoods Tower
                                          Minneapolis, Minnesota 55402


                                   ARTICLE VI

                               Board of Directors

     The names and mailing addresses of the individuals who shall constitute the initial board of directors, to serve as directors until their successors are elected and qualify, are as follows:

Richard A. Edstrom                 222 South Ninth Street
                                   Minneapolis, Minnesota 55402
Charles N. Hayssen                 222 South Ninth Street
                                   Minneapolis, Minnesota 55402
David B. Holden                    222 South Ninth Street
                                   Minneapolis, Minnesota 55402
Michael P. Jansen                  222 South Ninth Street
                                   Minneapolis, Minnesota 55402
G. Terry McNellis                  222 South Ninth Street
                                   Minneapolis, Minnesota 55402
Robert L. Sonnek                   222 South Ninth Street
                                   Minneapolis, Minnesota 55402
DeLos V.  Steenson                 222 South Ninth Street
                                   Minneapolis, Minnesota 55402



                                  ARTICLE VII

                       Duration of Corporation Existence

     The Corporation is to have perpetual existence.


                                  ARTICLE VIII

                      Limitation on Liability of Directors

     No director of the Corporation shall be personally liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty by such director as a director; provided, however, that this Article shall not eliminate or limit the liability of a director to the extent provided by applicable law (i) for any breach of the direct or's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under section 174 of the General Corporation Law of the State of Delaware, or
(iv) for any transaction from which the director derived an improper personal benefit. This Article shall not eliminate or limit the liability of any director of the Corporation for or with respect to any acts or omissions of such director occurring prior to such amendment or repeal.

     The undersigned, being the incorporator hereinbefore named, for the purpose of forming a corporation pursuant to the General Corporation Law of the State of Delaware, does hereby make this Certificate, declaring and certifying that this is his a ct and deed and the facts herein stated are true, and accordingly, has hereunto set his hand as of the 19th day of May, 1988.




                                    /S/ JAMES E. NICHOLSON
                                   James E. Nicholson






                                                     RECEIVED FOR RECORD
                                                     May 12, 1988
                                                     William M. Honey, Recorder
















                                                                    EXHIBIT 3.2

                            CERTIFICATE OF AMENDMENT
                                       OF
                          CERTIFICATE OF INCORPORATION
                                       OF
                          PREMIER MORTGAGE CORPORATION

     We, DeLos V. Steenson, the President, and David E. Rosedahl, the Secretary, of Premier Mortgage Corporation, a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Corporation"), do hereby certify:

     FIRST: That the Board of Directors of the Corporation, by unanimous written consent of its members, filed with the minutes of the Board duly adopted resolutions setting forth a proposed amendment to the Certificate of Incorporation of the Corporation, declaring said amendment to be advisable and directing that such amendment be presented to the sole stockholder of the Corporation for approval and consent in writing. The resolution setting forth the proposed amendment is as follows:

          "RESOLVED, that the Certificate of Incorporation of the Corporation be amended by changing Article I thereof, which shall read as follows:

                                   ARTICLE I

                                      Name

     The name of the Corporation is Premier Acceptance Corporation.

     SECOND: That thereafter, pursuant to a resolution of the Board of Directors of the Corporation, the amendment was submitted to the sole stockholder of the Corporation for its approval and was approved in writing by such sole stockholder.

     THIRD: That said amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

     IN WITNESS WHEREOF, said Premier Mortgage Corporation has caused this Certificate to be signed by DeLos V. Steenson, its President, and attested by David E. Rosedahl, its Secretary, this 27th day of May, 1988.


                              PREMIER MORTGAGE CORPORATION

                              By:   /S/DELOS V. STEENSON
                                    DeLos V. Steenson
                                    President

Attest:

By:   /S/ DAVID EVANS ROSEDAHL
     David E. Rosedahl,
     Secretary


                                                     RECEIVED FOR RECORD
                                                     June 2, 1988
                                                     William M. Honey, Recorder
                                                                    EXHIBIT 3.3

                                                      STATE OF DELAWARE
                                                      SECRETARY OF STATE
                                                      DIVISION OF CORPORATIONS
                                                      FILED 09:00 AM 12/15/1994
                                                      944246371 - 2160318

                            CERTIFICATE OF AMENDMENT
                                       OF
                          CERTIFICATE OF INCORPORATION


     This Certificate of Amendment to the Certificate of Incorporation of Premier Acceptance Corporation, a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Corporation") is made this 13th day of December, 1994 by the undersigned Andrew J. Duff and David Evans Rosedahl, President and Secretary of the Corporation, respectively. Pursuant to Section 242 of the General Corporation Law of the State of Delaware, the undersigned do hereby certify:

     FIRST:    The Board of Directors of the Corporation, by unanimous vote of its members a meeting duly noticed, called and with a quorum present and acting throughout did, on December 12, 1994, duly adopt the following resolutions regarding the amendment of the Certificate of Incorporation of the Corporation:

     "WHEREAS, there has been presented to the Board of Directors of the Corporation a proposed amendment to the Certificate of Incorporation to add a new Article IIIA which reads in its entirety as follows:

                                  ARTICLE IIIA

                  Additional Limitations; Independent Director

     1. The Corporation shall not undertake any of the following without the affirmative vote of a majority of the members of the Board of Directors, which majority must include each Independent Director (defined below):

          A. the actions described in Article III, paragraphs 2 (A), 2(B), or 2(C) of this Certificate of Incorporation;

          B. the commencement of any case, proceeding or other action relating to bankruptcy, insolvency, reorganization or relief of debtors, or seek to have an order for relief entered with respect to the Corporation, or seek adjudication, arrangement, adjustment, winding-up, liquidation, dissolution, composition or other relief with respect to the Corporation or its debts or make a general assignment for the benefit of creditors; or

          C. the alteration, amendment or any change in the writ ten procedures regarding transactions with affiliates of the Corporation.

     2.   Any of the actions described in paragraphs 1(A), 1(B) or 1(C) of this
Article IIIA taken or proposed to be taken at a meeting of the Board of Directors, duly called and with a quorum throughout. No such action may be taken without a meeting of the Board of Directors.

     3. The written procedures regarding transactions with affiliates of the Corporation referred to in paragraph 1(C) of this Article IIIA shall address
(i) the purchase or sale of any property or other assets of the Corporation,
(ii) the loan or advance of funds to or by the Corporation, (iii) the purchase or sale of the capital stock of the Corporation or other securities issued by the Corporation and the declaration of any dividend on the capital stock of the Corporation, (iv) contracts for services and charges or allocation of expenses for staff or overhead of the Corporation, and (v) such additional transactions or proposed transactions as may be entered into between the Corporation and its affiliates from time to time.

     4. The Board of Directors of the Corporation shall have no fewer than one and no more than eight members. At all times, at least one member of the Board of Directors shall be an individual who is not (i) an officer, director or employee of the Corporation or any affiliate of the Corporation; or (ii) the spouse, sibling, child or parent o f any of the foregoing persons. Each such member of the Board of Directors of the Corporation who meets the foregoing requirements is, for purposes of this Certificate of Incorporation , an "Independent Director".

     5. Each Independent Director shall, in all actions taken by the Board of Directors of the Corporation, have a duty to act in the best interests of the Corporation, its creditors and stockholders.

     6. The Corporation and its stockholders shall not amend, alter, change or repeal any provision contained in this Article IIIA without the prior, written confirmation from each national statistical rating agency (i) requested by the Corporation on the date of issuance to rate and (ii) then rating any outstanding securities issued by the Corporation that such amendment, alteration, change or repeal shall not result in the termination or lowering of its rating of such securities. Any attempted amendment in contravention of the foregoing shall be invalid and shall have no force and effect.

          NOW, THEREFORE, BE IT RESOLVED, that the foregoing proposed amendment is in the best interest of the Corporation.

          BE IT FURTHER RESOLVED, that the foregoing amendment be presented to the sole stockholder of the Corporation for such stockholder's approval thereof and consent thereto.

          BE IT FURTHER RESOLVED, that upon receipt of the approval of the foregoing amendment by the sole stockholder of the Corporation, the President and Secretary of the Corporation are authorized and are hereby directed to file a Certificate of Amendment to the Certificate of Incorporation incorporating such amendment ."


     SECOND:   Thereafter, pursuant to the foregoing resolution, the amendment was submitted to the sole stockholder of the Corporation and was approved by written action in lieu of a meeting.

     IN WITNESS WHEREOF, Premier Acceptance Corporation has caused this Certificate to be signed by Andrew J. Duff, its President, and attested by David Evans Rosedahl, its Secretary, as of the date first written above.

                              PREMIER ACCEPTANCE CORPORATION
                              By  /S/ ANDREW J. DUFF
Attest:

By  /S/ DAVID EVANS ROSEDAHL
       David Evans Rosedahl