Form 10-Q
period 1995-06-30
PREMIER ACCEPTANCE CORP /MN/
filed 1995-08-14
CIK 833374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1995


Commission file numbers 33-21775, 33-25070 and 33-33261


                         PREMIER ACCEPTANCE CORPORATION
             (Exact name of Registrant as specified in its charter)


         Delaware                                                41-1615279
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


Piper Jaffray Tower, 222 South 9th Street, Minneapolis, Minnesota      55402
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code   612-342-6673

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

1,000 Common shares were outstanding as of June 30, 1995, and were wholly owned by Piper Jaffray Companies Inc.

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

Part II.OTHER INFORMATION:

Item 6. Exhibits and Reports on Form 8-K                           9

        Signatures                                                10

                         PREMIER ACCEPTANCE CORPORATION

         (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                       STATEMENTS OF FINANCIAL CONDITION


                                                  June 30,        September 30,
                                                    1995              1994
ASSETS                                          (Unaudited)

Cash                                            $   562,503        $    16,762
Interest receivable                                 366,611             13,400
Investments pursuant to mortgage-backed bonds    52,351,699          1,575,444
Receivable from Parent                                   --          3,328,341
Unamortized bond issuance costs                   2,039,234            168,803
Deferred tax asset                                   56,488             50,591
                                                ------------       ------------
                                                $55,376,535        $ 5,153,341
                                                ============       ============



LIABILITIES AND STOCKHOLDER'S EQUITY

Mortgage-backed bonds payable                   $54,334,000        $ 1,600,916
Interest payable on bonds                           648,669             26,513
Bond redemptions payable                             65,000              1,244
Notes payable to Parent                              82,088                 --
Other liabilities                                     1,813                119
                                                ------------       ------------
                                                 55,131,570          1,628,792

Stockholder's equity:
  Common stock, $1 par value, 1,000 shares
   authorized, issued and outstanding                 1,000              1,000
  Additional paid-in capital                         35,000             35,000
  Retained earnings                                 208,965          3,488,549
                                                ------------       ------------
                                                    244,965          3,524,549
                                                ------------       ------------
                                                $55,376,535        $ 5,153,341
                                                ============       ============



               See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION
            (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                            STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                 Three Months Ended        Nine Months Ended
                                      June 30,                  June 30,
                                 1995         1994        1995          1994
REVENUE:

  Interest income             $1,110,121   $   48,070   $2,313,606  $  188,419
  Interest expense             1,108,205       42,592    2,380,328     165,614
                              -----------  -----------  ----------- -----------
    Net interest income
      (expense)                    1,916        5,478      (66,722)     22,805
                              -----------  -----------  ----------- -----------
  Gain on accretion of
    discount on investments       15,818       12,811       27,418      44,315
  Gain on sale of
    residual interest                 --           --      205,632          --
  Net gain related to bond call       --           --       51,014          --
                              -----------  -----------  ----------- -----------
  Total revenue                   17,734       18,289      217,342      67,120
                              -----------  -----------  ----------- -----------

EXPENSES:

  Amortization of bond
    issuance costs
    on redemptions                 2,313       11,764        5,223      40,026

  General and administrative       8,580       15,585      140,863      60,313
                              -----------  -----------  ----------- -----------
  Total expenses                  10,893       27,349      146,086     100,339
                              -----------  -----------  ----------- -----------
INCOME (LOSS) BEFORE
  INCOME TAXES                     6,841       (9,060)      71,256     (33,219)

INCOME TAXES (BENEFIT)             2,668       (3,533)      27,790     (12,955)
                              -----------  -----------  ----------- -----------
NET INCOME (LOSS)             $    4,173   $   (5,527)  $   43,466  $  (20,264)
                              ===========  ===========  =========== ===========



                  See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION
            (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                                         Nine Months Ended
                                                              June 30,
                                                       1995            1994
OPERATING ACTIVITIES:

  Net (loss) income                                 $   43,466     $  (20,264)
  Adjustments to reconcile net (loss) income to
   net cash provided (used) by operating activities:
     Amortization of bond issuance costs                 5,223         40,026
     Recognition of discount on investments            (26,394)       (29,492)
     Change in:
      Interest receivable                             (353,211)        11,960
      Deferred tax asset                                (5,897)       (50,591)
      Interest payable on bonds                        622,156        (23,532)
      Bond redemptions payable                          63,756         26,565
      Receivable from Parent                         3,328,341         74,279
      Other liabilities                                  1,694           (106)
                                                    -----------    -----------
        Net cash provided by operating activities    3,679,134         28,845
                                                    -----------    -----------
FINANCING ACTIVITIES:

  Issuance of mortgage-backed bonds                 54,400,000             --
  Mortgage-backed bonds called                      (1,481,022)            --
  Redemption of mortgage-backed bonds                 (185,894)    (1,449,227)
  Purchase of investments pursuant
    to mortgage-backed bonds                       (52,827,183)             --
  Principal redemption on investments
    pursuant to mortgage-backed bonds                  604,056      1,435,134
  Sale of investments pursuant to
    mortgage-backed bonds                            1,473,266             --
  Bond issuance costs incurred                      (1,875,654)            --
  Net issuance of notes payable to Parent               82,088             --
  Dividends paid to Parent                          (3,323,050)            --
                                                    -----------    -----------
        Net cash used in financing activities       (3,133,393)       (14,093)
                                                    -----------    -----------

INCREASE IN CASH                                       545,741         14,752
CASH AT BEGINNING OF PERIOD                             16,762        109,824
                                                    -----------    -----------
CASH AT END OF PERIOD                               $  562,503     $  124,576
                                                    ===========    ===========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the six months for:
   Interest                                         $1,680,920     $  189,146
   Income taxes paid to Parent                      $   39,905     $   20,635

                  See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION
            (a wholly owned subsidiary of Piper Jaffray Companies Inc.)


                         NOTES TO FINANCIAL STATEMENTS

                     Nine Months Ended June 30, 1995 and 1994


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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Registrant's annual report on Form 10-K for the year ended September 30, 1994. The results of operations for the nine months ended June 30, 1995, are not necessarily indicative of the results to be expected for the year ending September 30, 1995.

     The statement of financial condition as of June 30, 1995 and the information for the periods ended June 30, 1995 and 1994, is unaudited, but management of the Registrant believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results of operations for the periods have been included.

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

                         PREMIER ACCEPTANCE CORPORATION

            (a wholly owned subsidiary of Piper Jaffray Companies Inc.)


     Bonds outstanding at June 30, 1995, have stated maturities ranging from 2019 through 2025 and stated interest rates ranging from 8% to 10%. The collateral has contractual maturities ranging from 2019 through 2025 and stated interest rates ranging from 8% to 10%.

     At June 30, 1995 the market value of the underlying collateral for the outstanding bonds was approximately $55,933,000.

     The issuance of six series of bonds with an aggregate original principal amount of $176,145,000 and the related purchase of collateral certificates has been accounted for financial reporting purposes as a sale. Accordingly, the assets, liabilities, interest income, and interest expense relating to these series do not appear on the financial statements of the Company. At June 30, 1995, and September 30, 1994, the aggregate amount outstanding was approximately $30,812,000 and $34,380,000, respectively.


4. RELATED PARTY TRANSACTIONS

     The Company is charged for certain expenses by the Parent based on specifically identified cost allocations. Such cost allocations are determined through negotiations between the Company and the Parent. Management believes that the method of allocation, as so determined, is reasonable. In addition, the Company's affiliate, Piper Jaffray Inc.(PJI), provides the Company with accounting and administrative services, including services of officers. For the nine months ended June 30, 1995 and 1994, the Company was charged $16,000 and $45,000, respectively, for such accounting services. During the nine months ended June 30, 1995 the Company has paid a management fee of $101,463 to PJI for additional services provided by officers of the Company. The Company's costs are not necessarily indicative of the costs that would have been incurred had the Company operated independently.

     The Company has notes payable to the Parent which bear interest at a rate of one-half of one percent over the broker call rate and mature over the life of the bonds.

     In connection with the issuance of the mortgage-backed bonds recorded on the financial statements, PJI, acting as underwriter, received underwriting discounts of $468,337 for the nine months ended June 30, 1995. These costs are capitalized on the Company's statement of financial condition as unamortized bond issuance costs.

     The Company sold the collateral related to the called bonds for Series 1989-A through PJI during the second quarter of fiscal 1995. The subsequent sale of the securities resulted in a gain of approximately $15,000 for PJI.

     During the nine months ended June 30, 1995, the Company paid brokerage commissions of $6,000 to PJI relating to the sale, to a non-affiliated third party, of the residual interest holdings from Series 27.

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

Results of Operations

     The Company's interest income and interest expense are directly related to the issuance and sale of mortgage-backed bonds and have increased significantly over fiscal 1994 due to the issuance of $54,400,000 in bonds during fiscal year 1995.

     General and administrative expenses include a management fee paid to PJI during the second quarter upon sale of the Series 27 residual interest (see Note 4 to the financial statements). Excluding this transaction, expenses decreased approximately 35% for the nine months ended June 30, 1995 compared to the same period in the previous year. This decrease was primarily due to a reassessment of the charges for accounting and administrative services provided to the Company, including services of officers of the Company's affiliate PJI. These charges are subject to periodic reevaluation based on the number of outstanding series of bonds.

PART II. OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K

         (a).     Exhibits

                  27 - Financial Data Schedule (filed electronically)

         (b).     Reports on Form 8-K-none

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               PREMIER ACCEPTANCE CORPORATION
                                        (Registrant)





Dated August 14, 1995          /s/ DEBORAH K. ROESLER
                               -------------------------------------
                               DEBORAH K. ROESLER
                                 Treasurer (Principal Financial and
                                    Accounting Officer)