Form 10-K
period 1995-09-30
PREMIER ACCEPTANCE CORP /MN/
filed 1995-12-27
CIK 833374

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended   September 30, 1995

Commission file numbers     33-21775, 33-25070 and 33-33261

                        PREMIER ACCEPTANCE CORPORATION
            (Exact name of Registrant as specified in its charter)

Delaware                                                      41-1615279
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


Piper Jaffray Tower, 222 South 9th Street, Minneapolis, Minnesota      55402
       (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code   612-342-6000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

1,000 shares of common stock were outstanding as of September 30, 1995, and were wholly owned by Piper Jaffray Companies Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) and
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                        PREMIER ACCEPTANCE CORPORATION


         (a wholly owned subsidiary of Piper Jaffray Companies Inc.)


                              TABLE OF CONTENTS

                                                                      Page
                                                                     Number

PART I.
      Item 1. Business                                                  3
      Item 2. Properties                                                3
      Item 3. Legal Proceedings                                         3
      Item 4. Submission of Matters to a Vote of Security Holders       3

PART II.
      Item 5. Market for Registrant's Common Equity
              and Related Stockholder Matters                           4
      Item 6. Selected Financial Data                                   4
      Item 7. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       4
              Management's Analysis                                     4
      Item 8. Financial Statements and Supplementary Data               5
      Item 9. Changes In and Disagreements with Accountants
              on Accounting and Financial Disclosure                   15

PART III.
     Item 10. Directors and Executive Officers of the Registrant       15
     Item 11. Executive Compensation                                   15
     Item 12. Security Ownership of Certain Beneficial Owners
              and Management                                           15
     Item 13. Certain Relationships and Related Transactions           15

PART IV.
     Item 14. Exhibits, Financial Statements, Schedules, and
              Reports on Form 8-K                                      16

SIGNATURES                                                             19

INDEX TO EXHIBITS                                                      20

PART I.

Item 1. Business

Premier Acceptance Corporation (the "Company"), is a wholly owned subsidiary of Piper Jaffray Companies Inc. (the "Parent"). The Company's Certificate of Incorporation limits the business activities in which it may engage to activities in connection with or related to the issuance of mortgage-backed bonds, as described below.

The Company's activities include the issuance and sale of securities collateralized by certain mortgage related investments (certificates), directly or through trusts formed by the Company, and the investment of the proceeds in such certificates. The Company or such trusts purchase the certificates prior to or simultaneously with the issuance of the mortgage-backed bonds.

The Company has filed shelf Registration Statements under the Securities Act of 1933 (the "Act") with the Securities and Exchange Commission, pursuant to which $900,000,000 in aggregate principal amount of the Company's mortgage-backed bonds were registered under the Act. At September 30, 1995, the Company has issued 34 series of bonds with an aggregate original principal amount of $529,950,000.


Item 2. Properties

The Company has no physical properties.


Item 3. Legal Proceedings

The Company is not party to any pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

Omitted pursuant to General Instruction J of Form 10-K.

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

As of September 30, 1995, all outstanding shares of the Company's common stock are owned directly by Piper Jaffray Companies Inc. and are not traded on any stock exchange or in any over-the-counter market.

Item 6. Selected Financial Data

Omitted pursuant to General Instruction J of Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Omitted pursuant to General Instruction J of Form 10-K.

Management's Analysis (pursuant to General Instruction J of Form 10-K)

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

Results of Operations

The Company's interest income and interest expense are directly related to the issuance and sale of mortgage-backed bonds and have increased significantly over fiscal 1994 due to the issuance of $54,400,000 in bonds during fiscal 1995. The Company recorded net interest expense of $100,980 for fiscal 1995, due primarily to the liquidation of collateral related to called bonds, occurring prior to the date the bonds were actually called. Comparatively, the Company recorded net interest income of $24,639 and $48,864 for fiscal 1994 and 1993, respectively. The Company called mortgage-backed bonds with aggregate principal balances of $1,481,000, $0, and $7,136,000 during fiscal years 1995, 1994 and 1993, respectively, and liquidated the corresponding collateral. These transactions resulted in pre-tax net gains of $256,646, $0, and $332,376, respectively. See
Note 3 of the financial statements. General and administrative expenses include $101,463, $0, and $65,000 of management fees paid to Piper Jaffray Inc., an affiliate, for services related to the issuance or call of bonds during fiscal years 1995, 1994 and 1993, respectively.

During fiscal 1995, the Company issued three series of mortgage-backed bonds with an aggregate original principal amount of $54,400,000. The bonds have stated maturities through 2025 and stated interest rates between 8% and 8.15%. The actual maturities may be shortened by prepayments on the collateral.

Item 8. Financial Statements and Supplementary Data


INDEX TO FINANCIAL STATEMENTS                                       Page

         Independent Auditors' Report                                  6

         Statements of Financial Condition                             7

         Statements of Operations                                      8

         Statements of Stockholder's Equity                            9

         Statements of Cash Flows                                     10

         Notes to Financial Statements                             11-13



All schedules are omitted because they are not required, are inapplicable, or the information is included in the financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT



Board of Directors
Premier Acceptance Corporation
Minneapolis, Minnesota


We have audited the accompanying statements of financial condition of Premier Acceptance Corporation (a wholly owned subsidiary of Piper Jaffray Companies Inc.) as of September 30, 1995 and 1994, and the related statements of operations, stockholder's equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Acceptance Corporation as of September 30, 1995 and 1994, and the results of its operations and cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 1995 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.



/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
November 8, 1995

                         PREMIER ACCEPTANCE CORPORATION
           (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                        STATEMENTS OF FINANCIAL CONDITION

                                                                        Sept. 30      Sept. 30
                                                                            1995          1994
ASSETS

Cash .............................................................   $ 1,047,239   $    16,762
Interest receivable ..............................................       360,943        13,400
Investments pursuant to mortgage-backed bonds ....................    55,364,807     1,575,444
Receivable from Parent ...........................................        62,487     3,328,341
Unamortized bond issuance costs ..................................     2,024,297       168,803
Deferred tax assets ..............................................            --        50,591
                                                                     -----------   -----------
                                                                     $58,859,773   $ 5,153,341
                                                                     ===========   ===========


LIABILITIES AND STOCKHOLDER'S EQUITY

Mortgage-backed bonds payable ....................................   $53,908,000   $ 1,600,916
Interest payable on bonds ........................................       729,610        26,513
Bond redemptions payable .........................................       169,000         1,244
Deferred tax liabilities .........................................     1,523,110            --
Other liabilities ................................................         1,803           119
                                                                     -----------   -----------
                                                                      56,331,523     1,628,792
                                                                     -----------   -----------

Stockholder's equity:
   Common stock, $1 par value, 1,000 shares
    authorized, issued and outstanding ...........................         1,000         1,000
   Additional paid-in capital ....................................        35,000        35,000
   Net unrealized holding gains on
    investment securities available for sale .....................     2,293,501            --
   Retained earnings .............................................       198,749     3,488,549
                                                                     -----------   -----------
                                                                       2,528,250     3,524,549
                                                                     -----------   -----------
                                                                     $58,859,773   $ 5,153,341
                                                                     ===========   ===========



                 See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION
           (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                           STATEMENTS OF OPERATIONS

                                                  Year ended   Year ended   Year ended
                                                   Sept. 30,    Sept. 30,    Sept. 30,
                                                        1995         1994         1993


REVENUES:

  Interest income ............................   $ 3,411,506    $ 230,241   $ 496,838

  Interest expense ...........................     3,512,486      205,602     447,974
                                                 -----------    ---------   ---------

   Net interest (expense) income .............      (100,980)      24,639      48,864

  Net gain on accretion or
   amortization of discount on
   investments or premium on bonds ...........        68,285       44,428      67,644

  Net gain related to bond call ..............       256,646           --     332,376
                                                 -----------    ---------   ---------
  Total revenue ..............................       223,951       69,067     448,884
                                                 -----------    ---------   ---------

EXPENSES:

  Amortization of bond issuance
   costs on redemptions ......................        20,160       40,130      62,451

  General and administrative .................       149,283       76,872     161,549
                                                 -----------    ---------   ---------
  Total expenses .............................       169,443      117,002     224,000
                                                 -----------    ---------   ---------
INCOME (LOSS) BEFORE
  INCOME TAXES ...............................        54,508      (47,935)    224,884

INCOME TAX EXPENSE (BENEFIT) .................        21,258      (17,736)     89,953
                                                 -----------    ---------   ---------
NET INCOME (LOSS) ............................   $    33,250    $ (30,199)  $ 134,931
                                                 ===========    =========   =========



                 See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION
           (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                       STATEMENTS OF STOCKHOLDER'S EQUITY


                                                                             Net        Total
                                           Additional                 Unrealized       Stock-
                                Common        Paid-in      Retained      Holding     holder's
                                 Stock        Capital      Earnings        Gains       Equity


Sept. 25, 1992 .........   $     1,000    $    35,000    $3,383,817   $       --   $3,419,817

  Net income ...........                                    134,931                   134,931
                           -----------    -----------    ----------   ----------   ----------
Sept. 30, 1993 .........         1,000         35,000     3,518,748                 3,554,748

  Net loss .............                                    (30,199)                  (30,199)
                           -----------    -----------    ----------   ----------   ----------
Sept. 30, 1994 .........         1,000         35,000     3,488,549                 3,524,549

  Change in net
    unrealized holding
    gains on investment
    securities available
    for sale ...........                                               2,293,501    2,293,501

  Dividend .............                                 (3,323,050)               (3,323,050)

  Net income ...........                                     33,250                    33,250
                           -----------    -----------    ----------   ----------   ----------
Sept. 30, 1995 .........   $     1,000    $    35,000    $  198,749   $2,293,501   $2,528,250
                           ===========    ===========    ==========   ==========   ==========



                 See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION
           (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                            STATEMENTS OF CASH FLOWS

                                                                     Year ended     Year ended     Year ended
                                                                       Sept. 30,     Sept. 30,      Sept. 30,
                                                                           1995           1994           1993

OPERATING ACTIVITIES:

Net income (loss) ..............................................   $     33,250    $   (30,199)   $   134,931
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
   Amortization of bond
     issuance costs ............................................         20,160         40,132        300,248
   Deferred income taxes .......................................         44,700        (50,591)            --
Recognition of discount
     on investments ............................................         67,261        (29,569)      (342,814)
   Change in:
     Interest receivable .......................................       (347,543)        11,991         73,113
     Interest payable on bonds .................................        703,097        (24,560)      (152,076)
      Bond redemptions payable .................................        167,756        (80,252)      (690,356)
     Receivable from parent ....................................      3,265,854             --             --
      Other ....................................................          1,684         84,117        164,990
                                                                   ------------    -----------    -----------
      Net cash provided by (used in)
         operating activities ..................................      3,956,219        (79,931)      (511,964)
                                                                   ------------    -----------    -----------
FINANCING ACTIVITIES:

Issuance of mortgage-backed bonds ..............................     54,400,000             --             --
Purchase of investments pursuant to
  mortgage-backed bonds ........................................    (52,827,183)            --             --
Bond issuance costs incurred ...................................     (1,875,654)            --             --
Mortgage-backed bonds called ...................................     (1,481,022)            --     (7,136,000)
Redemption of mortgage-backed bonds ............................       (611,894)    (1,453,008)    (2,275,201)
Sale of investments and funds
  pursuant to mortgage-backed bonds ............................      1,473,266             --      7,189,628
Principal redemption on investments
  pursuant to mortgage-backed bonds ............................      1,319,795      1,438,877      2,252,254
Dividend payment to parent .....................................     (3,323,050)            --             --
                                                                   ------------    -----------    -----------
      Net cash (used in) provided
         by financing activities ...............................     (2,925,742)       (14,131)        30,681
                                                                   ------------    -----------    -----------
INCREASE (DECREASE) IN CASH ....................................      1,030,477        (93,062)      (481,283)
CASH AT BEGINNING OF YEAR ......................................         16,762        109,824        591,107
                                                                   ------------    -----------    -----------
CASH AT END OF YEAR ............................................   $  1,047,239    $    16,762    $   109,824
                                                                   ============    ===========    ===========


                 See accompanying notes to financial statements

                         PREMIER ACCEPTANCE CORPORATION
           (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                  Years ended September 30, 1995, 1994 and 1993


1. ORGANIZATION AND BUSINESS ACTIVITY

The Company is a wholly owned subsidiary of Piper Jaffray Companies Inc. (the "Parent"). The Company's Certificate of Incorporation limits the business activities in which it may engage to activities in connection with or related to the issuance of mortgage-backed bonds, as described in Note 3.

The Company's activities include the issuance and sale of securities collateralized by certain mortgage related investments (certificates), directly or through trusts formed by the Company, and the investment of the proceeds in such certificates. The Company or such trusts purchase the certificates prior to or simultaneously with the issuance of the mortgage-backed bonds.

The Company has filed Registration Statements under the Securities Act of 1933 (the Act) with the Securities and Exchange Commission, pursuant to which $900,000,000 in aggregate principal amount of the Company's mortgage-backed bonds were registered under the Act. At September 30, 1995, the Company has issued thirty-four series of bonds with an aggregate original principal amount of $529,950,000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities during fiscal 1995. Investments pursuant to mortgage-backed securities are classified as available for sale, and are carried at market value based upon quoted market prices with a cost of $51,542,305 at September 30, 1995. The effect on the Company's financial statements was an unrealized holding gain of $2,293,501, net of related taxes, recorded in the fourth quarter. The effect of this gain on each of the quarters in fiscal 1995 would have been an incremental net increase to stockholder's equity of $432,292, $630,678, $1,085,869 and $144,662, respectively. At September 30, 1994 these investments were recorded at par value less unaccreted discount, with a market value of $1,715,524.

Due to the nature of its business, securities classified as available for sale are held as collateral for outstanding mortgage-backed bonds, and such securities are not salable before the bonds are callable, at some future date. In addition, the market value of GNMA and FNMA securities fluctuate significantly as interest rates change; therefore, the market value of such securities as of the future redemption dates may vary significantly from the current date, and the realization of any unrealized gain is not assured. When the market is such that the value of the securities is less than the amortized cost, the Company has the expectation that such securities would be held to maturity as collateral for the related mortgage-backed bonds, and the Company would not realize any unrealized losses. Thus, no tax benefit would be recognized for unrealized losses for the Company's investment in available for sale securities. The Company does recognize deferred tax liabilities resulting from unrealized gains on available for sale securities.

Unamortized bond issuance costs consist of underwriting and other expenses of issuance and distribution. Such costs are amortized as bonds are redeemed.

Cash includes monthly principal and interest payments from investments pursuant to mortgage-backed bonds, which are not used to redeem mortgage-backed bonds until the month following receipt.


3. MORTGAGE-BACKED BONDS

The Company periodically issues mortgage-backed bonds (the "bonds") which are collateralized by GNMA or FNMA certificates and guaranteed as to payment of principal and interest by the Government National Mortgage Association or the Federal National Mortgage Association. The bonds are obligations solely of the Company and bondholders' only recourse is to the underlying series' collateral. The collateral, which has been purchased with the issuance proceeds, is held by a trustee and is carried at market value under SFAS No. 115, as discussed in
Note 2. At September 30, 1994 the collateral was carried at par less unaccreted discount. Principal and interest payments on the collateral are used to meet the debt service of the respective bonds.

During fiscal 1995, the Company issued three series of mortgage-backed bonds with an aggregate original principal amount of $54,400,000. The bonds have stated maturities through 2025 and stated interest rates between 8% and 8.15%. The actual maturities may be shortened by prepayments on the collateral.

The Company exercised call provisions on mortgage-backed bonds aggregating $1,481,000, $0, and $7,136,000 in fiscal 1995, 1994 and 1993, respectively. The exercise of the call provisions and the related liquidation of collateral resulted in a pre-tax net gain of $256,646, $0, and $332,376 in 1995, 1994 and 1993, respectively.

The issuance of six series of bonds with an aggregate original principal amount of $176,145,000 and the related purchase of collateral certificates has been accounted for financial reporting purposes as a sale. Accordingly, the assets, liabilities, interest income, and interest expense relating to these series do not appear on the financial statements of the Company. At September 30, 1995 and 1994, the aggregate amount outstanding was approximately $29,574,000 and $34,380,000, respectively.


4. INCOME TAXES

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, effective October 1, 1993. Implementation resulted in no material effect on stockholder's equity.

The Company files a consolidated federal income tax return and unitary state tax returns with its Parent and affiliates. Payments are made to the Parent each month for federal and state income taxes computed on pre-tax book income using the consolidated effective tax rate. Deferred income taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities. Adjustments to deferred tax assets and liabilities are periodically settled with the Parent.

As of September 30, 1995, the Company's deferred tax liability was comprised of a $1,529,002 deferred tax liability related to the unrealized holding gain on investment securities available for sale, net of a $5,891 deferred tax asset resulting from income recognition differences for residual interests. At September 30, 1994 the deferred tax asset was primarily the result of income recognition differences for residual interests.

5. RELATED PARTY TRANSACTIONS

The Company has entered into an agreement with the Parent, stating that Premier may advance excess cash to the Parent for a specified period of time and the Parent shall pay interest to Premier at the stated rate of one-half of one percent over the broker call rate. At September 30, 1995 and 1994, $62,487 and $3,328,341, respectively, was receivable from the Parent.

During fiscal 1995, the Company entered into a borrowing arrangement with the Parent pursuant to the issuance of three series of mortgage-backed bonds. The borrowing was in the form of a note payable from Premier to the Parent, bearing interest at one-half of one percent over the broker call rate. The note was paid in full at September 30, 1995. The Company paid $13,332 in interest expense to the Parent through September 30, 1995.

The Company is charged for certain expenses by the Parent based on specifically identified cost allocations. In addition, the Company's broker/dealer affiliate, Piper Jaffray Inc. (Piper Jaffray), provided the Company with accounting and administrative services, including services of officers. Beginning October 1, 1995 these accounting and administrative services will be provided by the Parent. For fiscal years ended 1995, 1994 and 1993, the Company was charged $19,000, $60,000 and $60,000, respectively for such services. These charges are subject to periodic reevaluation based upon the number of mortgage-backed bond series' outstanding and the nature of services provided. The Company's costs are not necessarily indicative of the costs that would have been incurred had the Company operated independently.

During fiscal 1995, the Company paid a management fee of $101,463 to Piper Jaffray for services related to the issuance of mortgage-backed bonds. The company also paid brokerage commissions of $6,000 to Piper Jaffray relating to the sale, to a non-affiliated third party, of residual interests on one series of mortgage-backed bonds. During fiscal years 1994 and 1993, the Company paid management fees of $0 and $65,000 to Piper Jaffray for services related to the call of bonds. No bonds were issued or called in fiscal 1994. These fees and commissions were included in general and administrative expenses in the Statement of Operations.

In connection with the issuance of mortgage-backed bonds, Piper Jaffray, acting as underwriter, received underwriting discounts of $468,337 for the year ended September 30, 1995. These costs are capitalized on the Company's statement of financial condition as unamortized bond issuance costs.

On December 12, 1994, the Board of Directors declared and the Company paid a dividend to the Parent of $3,323,050.

6. SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

The Company paid $2,809,389, $230,162, and $600,050 of interest expense for fiscal years 1995, 1994 and 1993, respectively.

The Company paid $50,597, $15,854, and $89,953 of income taxes to the Parent for fiscal years 1995, 1994 and 1993, respectively.

                         PREMIER ACCEPTANCE CORPORATION
           (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

   Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

   There was no change of accountants or disagreement with accountants on any matter of accounting principle or practice or financial disclosure.


PART III.

   Item 10. Directors and Executive Officers of the Registrant

   Omitted pursuant to General Instruction J of Form 10-K.


   Item 11. Executive Compensation

   Omitted pursuant to General Instruction J of Form 10-K.


   Item 12. Security Ownership of Certain Beneficial Owners and Management

   Omitted pursuant to General Instruction J of Form 10-K.


   Item 13. Certain Relationships and Related Transactions

   Omitted pursuant to General Instruction J of Form 10-K.

                         PREMIER ACCEPTANCE CORPORATION
           (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

PART IV

   Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

   (a)(1)  Financial Statements.

            The following financial statements are included in Part II, Item 8:

            Independent Auditors' Report
            Statements of Financial Condition
            Statements of Operations
            Statements of Stockholder's Equity
            Statements of Cash Flows
            Notes to Financial Statements

   (a)(2)  Financial Statement Schedules.

           All schedules have been omitted because they are either inapplicable or the required information is included in the financial statements or notes thereto.

   (a)(3)  Exhibits.

   3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3(a) to Form S-11 filed May 11, 1988).

   3.2 By-laws of the Company (incorporated by reference to Exhibit 3(b) to Form S-11 filed May 11, 1988).

   3.3 Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3(c) to Amendment No. 1 to Form S-11 filed June 6, 1988).

   4.1 Indenture dated as of November 23, 1988 between Premier Acceptance Corporation, as Issuer, and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated November 23, 1988).

   4.2 Series Supplement dated as of June 29, 1989 to Indenture dated as of November 23, 1988 between Premier Acceptance Corporation, as Issuer, and First Bank National Association, as Trustee, relating to the Series 1989-B Bonds (incorporated by reference to Exhibit 4.2 to Form 8-K dated June 27, 1989).

   4.3 Series Supplement dated as of August 30, 1989 to Indenture dated as of November 23, 1988 between Premier Acceptance Corporation, as Issuer, and First Bank National Association, as Trustee, relating to the Series 1989-C Bonds (incorporated by reference to Exhibit 4.1 to Form 8-K dated August 30, 1989).

   (a)(3)  Exhibits.

   4.4 Series Supplement dated as of November 29, 1989 to Indenture dated as of November 23, 1988 between Premier Acceptance Corporation, as Issuer, and First Bank National Association, as Trustee, relating to the Series 1989-D Bonds (incorporated by reference to Exhibit 4.1 to Form 8-K dated November 29, 1989).

   4.5 Series Supplement dated as of December 19, 1989 to Indenture dated as of November 23, 1988 between Premier Acceptance Corporation, as Issuer, and First Bank National Association, as Trustee, relating to the Series 1989-E Bonds (incorporated by reference to Exhibit 4.1 to Form 8-K dated December 19, 1989).

   4.6 Supplemental Indenture dated as of December 21, 1989 to Indenture dated as of November 23, 1988 between Premier Acceptance Corporation, as Issuer, and First Bank National Association, as Trustee, relating to the Series 1989-E Bonds (incorporated by reference to Exhibit 4.2 to Form 8-K dated December 19, 1989).

   4.7 Supplemental Indenture dated as of December 28, 1989 to Indenture dated as of November 23, 1988 between Premier Acceptance Corporation, as Issuer, and First Bank National Association, as Trustee, relating to the Series 1989-E Bonds (incorporated by reference to Exhibit 4.3 to Form 8-K dated December 19, 1989).

   4.8 Series Supplement dated as of March 27, 1990 to Indenture dated as of November 23, 1988 between Premier Acceptance Corporation, as Issuer, and First Bank National Association, as Trustee, relating to the Series 1990-I Bonds (incorporated by reference to Exhibit 4.1 to Form 8-K dated March 27, 1990).

   4.9 Series Supplement dated as of September 27, 1990 to Indenture dated as of November 23, 1988 between Premier Acceptance Corporation, as Issuer, and First Bank National Association, as Trustee, relating to the Series 1990-II Bonds (incorporated by reference to Exhibit 4.2 to Form 8-K dated September 26, 1990).

   4.10 The resignation of First Trust National Association as trustee for the Company's Mortgage-Backed Bonds, Series 1 through 5 and the resignation of First Bank National Association as trustee for the Company's Mortgage-Backed Bonds, Series 6 through 25, Series 1989-A through 1989-E and Series 1990-I and Series 1990-II. Norwest Bank Minnesota, National Association was appointed successor trustee to both First Trust National Association and First Bank National Association under the indentures pursuant to which such bonds have been issued (incorporated by reference to Item 5. in Form 8-K dated June 28, 1991).

   (a)(3)  Exhibits.

   4.11 Amendment and Series Supplement dated as of October 31, 1991 to Indenture as of November 23, 1988 between Premier Acceptance Corporation, as Issuer, and Norwest Bank Minnesota, National Association, as Trustee, relating to Series 1989-E Bonds (incorporated by reference to Exhibit 4.65 in Form 10-K dated September 27, 1991).

   4.12 Amendment and Series Supplement dated as of October 31, 1991 to Indenture as of November 23, 1988 between Premier Acceptance Corporation, as Issuer, and Norwest Bank Minnesota, National Association, as Trustee, relating to Series 1990-II Bonds (incorporated by reference to Exhibit 4.66 in Form 10-K dated September 27, 1991).

   4.13 Series Supplement dated November 23, 1994 to Indenture dated November 23, 1988 between Premier Acceptance Corporation, as issuer, and Norwest Bank Minnesota, National Association, as trustee, relating to Series 26 (incorporated by reference to Exhibit 4.2 to Form 8-K dated November 23, 1994).

   4.14 Series Supplement dated December 23, 1994 to Indenture dated November 23, 1988 between Premier Acceptance Corporation, as issuer, and Norwest Bank Minnesota, National Association, as trustee, relating to Series 27 (incorporated by reference to Exhibit 4.1 to Form 8-K dated December 23, 1994).

   4.15 Series Supplement dated February 23, 1995 to Indenture dated November 23, 1988 between Premier Acceptance Corporation, as issuer, and Norwest Bank Minnesota, National Association, as trustee, relating to Series 28 (incorporated by reference to Exhibit 4.1 to Form 8-K dated February 23, 1995).

   4.16 Revolving Credit Agreement between Piper Jaffray Companies, as borrower, and Premier Acceptance Corporation, as lender, dated September 1, 1995.

   23      Consent of Deloitte & Touche llp, Independent Auditors.

   27      Financial Data Schedule

   (b)     Reports on Form 8-K - None.

   (c) Exhibits filed as part of this report are included in Item 14.(a)(3) above.

   (d) Financial Statement Schedules required by Regulation S-X are included in Part II, Item 8 above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         PREMIER ACCEPTANCE CORPORATION
                                  (Registrant)

By:


/s/ ANDREW S. DUFF
ANDREW S. DUFF
President and Director



/s/ DEBORAH K. ROESLER
DEBORAH K. ROESLER
Treasurer (Principal Financial and
Accounting Officer) and Director



Dated: December 19, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:


/s/ FRANCIS E. FAIRMAN, IV       Director    /s/ DAVID B. HOLDEN      Director
FRANCIS E. FAIRMAN, IV                       DAVID B. HOLDEN

/s/ MARK A. LINDGREN             Director    /s/ BRIAN J. RANALLO     Director
MARK A. LINDGREN                             BRIAN J. RANALLO

/s/ CHARLES NEERLAND             Director    /s/ BRADLEY F. ZILKA     Director
CHARLES NEERLAND                             BRADLEY F. ZILKA


Dated: December 19, 1995

                         PREMIER ACCEPTANCE CORPORATION
           (a wholly owned subsidiary of Piper Jaffray Companies Inc.)


                                INDEX TO EXHIBITS

Exhibit    Description of Exhibit                                Form of Filing

3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3(a) to Form S-11 filed May 11, 1988).

3.2 By-laws of the Company (incorporated by reference to Exhibit 3(b) to Form S-11 filed May 11, 1988).

3.3 Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3(c) to Amendment to Form S-11 filed June 6, 1988).

4.1        Indenture dated as of November 23, 1988 between Premier
           Acceptance Corporation, as Issuer, and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated November 23, 1988).

4.2 Series Supplement dated as of June 29, 1989 to Indenture dated as of November 23, 1988 between Premier Acceptance Corporation, as Issuer, and First Bank National Association, as Trustee, relating to the Series 1989-B Bonds (incorporated by reference to Exhibit 4.2 to Form 8-K dated June 27, 1989).

4.3 Series Supplement dated as of August 30, 1989 to Indenture dated as of November 23, 1988 between Premier Acceptance Corporation, as Issuer, and First Bank National Association, as Trustee, relating to the Series 1989-C Bonds (incorporated by reference to Exhibit 4.1 to Form 8-K dated August 30, 1989).

4.4 Series Supplement dated as of November 29, 1989 to Indenture dated as of November 23, 1988 between Premier Acceptance Corporation, as Issuer, and First Bank National Association, as Trustee, relating to the Series 1989-D Bonds (incorporated by reference to Exhibit 4.1 to Form 8-K dated November 29, 1989).

4.5 Series Supplement dated as of December 19, 1989 to Indenture dated as of November 23, 1988 between Premier Acceptance Corporation, as Issuer, and First Bank National Association, as Trustee, relating to the Series 1989-E Bonds (incorporated by reference to Exhibit 4.1 to Form 8-K dated December 19, 1989).

4.6 Supplemental Indenture dated as of December 21, 1989 to Indenture dated as of November 23, 1988 between Premier Acceptance Corporation, as Issuer, and First Bank National Association, as Trustee, relating to the Series 1989-E Bonds (incorporated by reference to Exhibit 4.2 to Form 8-K dated December 19, 1989).

4.7 Supplemental Indenture dated as of December 28, 1989 to Indenture dated as of November 23, 1988 between Premier Acceptance Corporation, as Issuer, and First Bank National Association, as Trustee, relating to the Series 1989-E Bonds (incorporated by reference to Exhibit 4.3 to Form 8-K dated December 19, 1989).

4.8 Series Supplement dated as of March 27, 1990 to Indenture dated as of November 23, 1988 between Premier Acceptance Corporation, as Issuer, and First Bank National Association, as Trustee, relating to the Series 1990-I Bonds (incorporated by reference to Exhibit 4.1 to Form 8-K dated March 27, 1990).

4.9 Series Supplement dated as of September 27, 1990 to Indenture dated as of November 23, 1988 between Premier Acceptance Corporation, as Issuer, and First Bank National Association, as Trustee, relating to the Series 1990-II Bonds (incorporated by reference to Exhibit 4.2 to Form 8-K dated September 26, 1990).

4.10 The resignation of First Trust National Association as trustee for the Company's Mortgage-Backed Bonds, Series 1 through 5 and the resignation of First Bank National Association as trustee for the Company's Mortgage-Backed Bonds, Series 6 through 25, Series 1989-A through 1989-E and Series 1990-I and Series 1990-II. Norwest Bank Minnesota, National Association was appointed successor trustee to both First Trust National Association and First Bank National Association under the indentures pursuant to which such bonds have been issued (incorporated by reference to Item 5. in Form 8-K dated June 28, 1991).

4.11 Amendment and Series Supplement dated as of October 31, 1991 to Indenture as of November 23, 1988 between Premier Acceptance Corporation, as Issuer, and Norwest Bank Minnesota, National Association, as Trustee, relating to Series 1989-E Bonds (incorporated by reference to Exhibit 4.65 in Form 10-K dated September 27, 1991).

4.12 Amendment and Series Supplement dated as of October 31, 1991 to Indenture as of November 23, 1988 between Premier Acceptance Corporation, as Issuer, and Norwest Bank Minnesota, National Association, as Trustee, relating to Series 1990-II Bonds (incorporated by reference to Exhibit 4.66 in Form 10-K dated September 27, 1991).

4.13 Series Supplement dated November 23, 1994 to Indenture dated November 23, 1988 between Premier Acceptance Corporation, as issuer, and Norwest Bank Minnesota, National Association, as trustee, relating to Series 26 (incorporated by reference to Exhibit 4.2 to Form 8-K dated November 23, 1994).

4.14 Series Supplement dated December 23, 1994 to Indenture dated November 23, 1988 between Premier Acceptance Corporation, as issuer, and Norwest Bank Minnesota, National Association, as trustee, relating to Series 27 (incorporated by reference to Exhibit 4.1 to Form 8-K dated December 23, 1994).

4.15 Series Supplement dated February 23, 1995 to Indenture dated November 23, 1988 between Premier Acceptance Corporation, as issuer, and Norwest Bank Minnesota, National Association, as trustee, relating to Series 28 (incorporated by reference to Exhibit 4.1 to Form 8-K dated February 23, 1995).

4.16       Revolving Credit Agreement between Piper Jaffray          electronic
           Companies, as borrower, and Premier Acceptance          transmission
           Corporation, as lender, dated September 1, 1995.

23         Consent of Deloitte & Touche llp, Independent Auditors    electronic
                                                                   transmission

27         Financial Data Schedule                                   electronic
                                                                   transmission