Form 10-Q
period 1995-12-31
PREMIER ACCEPTANCE CORP /MN/
filed 1996-02-08
CIK 833374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C. 20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended   December 31, 1995


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


Piper Jaffray Tower        222 South 9th Street,    Minneapolis, Minnesota55402
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code   612-342-6000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No


1,000 Common shares were outstanding as of December 31, 1995, and were wholly owned by Piper Jaffray Companies Inc.

The Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                        PREMIER ACCEPTANCE CORPORATION

         (a wholly owned subsidiary of Piper Jaffray Companies Inc.)



                              TABLE OF CONTENTS

                                                                            Page
                                                                          Number


Part I. FINANCIAL INFORMATION:

        Item 1.Financial Statements:

               Statements of Financial Condition                          3

               Statements of Operations                                   4

               Statements of Cash Flows                                   5

               Notes to Financial Statements                              6

        Item 2.Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        7

Part II.       OTHER INFORMATION:

        Item 6.Exhibits and Reports on Form 8-K                           9

        Signatures                                                       10

                        PREMIER ACCEPTANCE CORPORATION

         (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                      STATEMENTS OF FINANCIAL CONDITION


                                                December 31,     Sept. 30,
                                                   1995            1995
ASSETS                                          (Unaudited)

Cash ........................................   $ 1,448,739   $ 1,047,239
Interest receivable .........................       350,228       360,943
Investments, classified as available for sale
   carried at market value ..................    54,443,853    55,364,807
Receivable from Parent ......................        92,746        62,487
Unamortized bond issuance costs .............     1,973,900     2,024,297
                                                -----------   -----------
                                                $58,309,466   $58,859,773
                                                ===========   ===========




LIABILITIES AND STOCKHOLDER'S EQUITY

Mortgage-backed bonds payable ...............   $52,463,000   $53,908,000
Interest payable on bonds ...................       713,336       729,610
Bond redemptions payable ....................       426,000       169,000
Deferred tax liability ......................     1,804,733     1,523,110
Other liabilities ...........................         1,763         1,803
                                                -----------   -----------
                                                 55,408,832    56,331,523
                                                -----------   -----------

Stockholder's equity:
  Common stock, $1 par value, 1,000 shares
   authorized, issued and outstanding .......         1,000         1,000
  Additional paid-in capital ................        35,000        35,000
  Unrealized holding gain on investment
   securities available for sale ............     2,658,214     2,293,501
  Retained earnings .........................       206,420       198,749
                                                -----------   -----------
                                                  2,900,634     2,528,250
                                                -----------   -----------
                                                $58,309,466   $58,859,773
                                                ===========   ===========




               See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION


            (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                         Three Months Ended
                                             December 31,
                                          1995          1994
REVENUES:

   Interest income ..............   $ 1,071,643    $    40,398
   Interest expense .............     1,075,731         38,216
                                    -----------    -----------

   Net interest (expense) income         (4,088)         2,182

   Gain on accretion of discount
    on investments ..............        78,501          3,108
                                    -----------    -----------

   Total revenue ................        74,413          5,290
                                    -----------    -----------


EXPENSES:

   Amortization of bond issuance
    costs on redemptions ........        50,397          2,854

   General and administrative ...        11,440         10,599
                                    -----------    -----------

   Total expense ................        61,837         13,453
                                    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES        12,576         (8,163)

INCOME TAX EXPENSE (BENEFIT) ....         4,905         (3,184)
                                    -----------    -----------

NET INCOME (LOSS) ...............   $     7,671    $    (4,979)
                                    ===========    ===========






                  See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION


            (a wholly owned subsidiary of Piper Jaffray Companies Inc.)


                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                               Three Months Ended
                                                                   December 31,
                                                              1995            1994
OPERATING ACTIVITIES:

  Net income (loss) ................................   $      7,671    $     (4,979)
  Adjustments to reconcile net income (loss) to
   net cash provided (used) by operating activities:
     Amortization of bond issuance costs ...........         50,397           2,854
     Recognition of discount on investments ........         78,501          (2,103)
     Change in:
      Interest receivable ..........................         10,715        (201,320)
      Deferred tax liability .......................         38,482              --
      Interest payable on bonds ....................        (16,274)         (1,663)
      Bond redemptions payable .....................        257,000             (29)
      Receivable from Parent .......................        (30,259)      3,328,341
      Other liabilities ............................            (40)         28,329
                                                       ------------    ------------
        Net cash provided by operating activities ..        396,193       3,149,430
                                                       ------------    ------------

FINANCING ACTIVITIES:

  Issuance of mortgage-backed bonds ................             --      40,400,000
  Redemption of mortgage-backed bonds ..............     (1,445,000)       (103,321)
  Purchase of investments pursuant to
   mortgage-backed bonds ...........................             --     (39,310,380)
  Principal redemption on investments
   pursuant to mortgage-backed bonds ...............      1,450,307         102,317
  Bond issuance costs incurred .....................             --      (1,396,966)
  Net issuance of notes payable to Parent ..........             --         481,130
  Dividends paid to Parent .........................             --      (3,323,050)
                                                       ------------    ------------
        Net cash provided (used) in
         financing activities ......................          5,307      (3,150,270)
                                                       ------------    ------------

INCREASE (DECREASE) IN CASH ........................        401,500            (840)
CASH AT BEGINNING OF PERIOD ........................      1,047,239          16,762
                                                       ------------    ------------
CASH AT END OF PERIOD ..............................   $  1,448,739    $     15,922
                                                       ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the three months ended for:
   Interest ........................................   $  1,092,005    $     39,879
   Income taxes paid to Parent .....................   $     33,577    $     (3,184)


                 See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION

            (a wholly owned subsidiary of Piper Jaffray Companies Inc.)


                          NOTES TO FINANCIAL STATEMENTS

                   Three Months Ended December 31, 1995 and 1994


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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1995. The results of operations for the three months ended December 31, 1995, are not necessarily indicative of the results to be expected for the year ending September 30, 1996.

The statement of financial condition as of December 31, 1995 and the information for the periods ended December 31, 1995 and 1994, is unaudited, but management of the Company believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results of operations for the periods have been included.

3. MORTGAGE-BACKED BONDS

The Company periodically issues mortgage-backed bonds (the bonds) which are collateralized by GNMA or FNMA certificates and guaranteed as to payment of principal and interest by the Government National Mortgage Association or the Federal National Mortgage Association. The bonds are obligations solely of the Company and bondholders' only recourse is to the underlying series' collateral. The collateral, which has been purchased with the issuance proceeds, is held by a trustee and is carried at market value. Principal and interest payments on the collateral are used to meet the debt service of the respective bonds.

Bonds outstanding at December 31, 1995, have stated maturities through 2025 and interest rates ranging from 8% to 8.15%. The actual maturities may be shortened by prepayments on related collateral.

The issuance of six series of bonds with an aggregate original principal amount of $176,145,000 and the related purchase of collateral certificates has been accounted for financial reporting purposes as a sale. Accordingly, the assets, liabilities, interest income, and interest expense relating to these series do not appear on the financial statements of the Company. At December 31, 1995, and September 30, 1995, the aggregate amount outstanding was approximately $27,944,000 and $29,574,000, respectively.


4. RELATED PARTY TRANSACTIONS

The Company has entered into an agreement with the Parent, stating that Premier may advance excess cash to the Parent for a specified period of time and the Parent shall pay interest to Premier at the stated rate of one-half of one percent over the broker call rate. During the three months ended December 31, 1995 the Company received $1,177 in interest income from the Parent. At December 31, 1995 and September 30, 1995, $92,746 and $62,487, respectively, was receivable from the Parent.

The Company is charged for certain expenses by the Parent based on specifically identified cost allocations. Such cost allocations are determined through negotiations between the Company and the Parent. Management believes that the method of allocation, as so determined, is reasonable. In addition, the Parent provides the Company with accounting and administrative services, including services of officers. For the three months ended December 31, 1995 and 1994, the Company was charged $4,750 and $10,000, respectively, for such accounting services. The Company's costs are not necessarily indicative of the costs that would have been incurred had the Company operated independently.



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


Results of Operations

The Company's interest income and interest expense are directly related to the issuance and sale of mortgage-backed bonds. During fiscal 1995, the Company issued three series of mortgage-backed bonds with an aggregate original principal amount of $54,400,000.

The Company recorded net interest expense of $4,088 for the three months ended December 31, 1995, due primarily to residual interest payments on one series of mortgage-backed bonds, made to a third party owner.

PART II. OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K

         (a).     Exhibits

             27 Financial Data Schedule (transmitted electronically)


         (b).     Reports on Form 8-K

             The Company was not required to file any reports on Form 8-K to the
             Securities  and  Exchange   Commission  during  the  quarter  ended
             December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          PREMIER ACCEPTANCE CORPORATION
                                                (Registrant)





Dated February 8, 1996           /s/ DEBORAH K. ROESLER
                               DEBORAH K. ROESLER
                                 Treasurer (Principal Financial and
                                    Accounting Officer)