Form 10-Q
period 1996-03-31
PREMIER ACCEPTANCE CORP /MN/
filed 1996-05-14
CIK 833374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended   March 31, 1996


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No


1,000 Common shares were outstanding as of March 31, 1996, and were wholly owned by Piper Jaffray Companies Inc.

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

        Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        7

Part II.       OTHER INFORMATION:

        Item 6. Exhibits and Reports on Form 8-K                          9

        Signatures                                                       10

                         PREMIER ACCEPTANCE CORPORATION

         (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                        STATEMENTS OF FINANCIAL CONDITION


                                                 March 31,        September 30,
                                                   1996               1995
ASSETS                                          (Unaudited)

Cash                                            $    34,355       $  1,047,239
Interest receivable                                 330,467            360,943
Investments, classified as available for sale
   carried at market value                       50,321,600         55,364,807
Receivable from Parent                               83,458             62,487
Unamortized bond issuance costs                   1,848,573          2,024,297
                                                  ---------          ---------
                                                $52,618,453       $ 58,859,773
                                                ===========       ============

LIABILITIES AND STOCKHOLDER'S EQUITY

Mortgage-backed bonds payable                   $48,874,000       $ 53,908,000
Interest payable on bonds                           328,027            729,610
Bond redemptions payable                                  -            169,000
Deferred tax liability                            1,283,914          1,523,110
Other liabilities                                         -              1,803
                                                  ---------          ---------
                                                 50,485,941         56,331,523
                                                 ----------         ----------
Stockholder's equity:
  Common stock, $1 par value, 1,000 shares
   authorized, issued and outstanding                 1,000              1,000
  Additional paid-in capital                         35,000             35,000
  Unrealized holding gain on investment securities
   available for sale                             1,876,987          2,293,501
  Retained earnings                                 219,525            198,749
                                                  2,132,512          2,528,250
                                                  ---------          ---------
                                                $52,618,453       $ 58,859,773
                                                ===========       ============




               See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION


            (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                 Three Months Ended         Six Months Ended
                                      March 31,                 March 31,
                                 1996         1995         1996          1995
REVENUE:

Interest income              $1,023,325    $1,163,087    $2,094,968  $1,203,485
Interest expense              1,010,938     1,233,908     2,086,669   1,272,124
                              ---------     ---------     ---------   ---------
 Net interest income (expense)   12,387       (70,821)        8,299     (68,639)

  Gain on accretion of discount
    on investments              143,897         8,492       222,398      11,600
  Gain on sale of residual
    interest                          -       205,632             -     205,632
  Net gain related to bond call       -        51,014             -      51,014
                                -------        ------       -------      ------
  Total revenue                 156,284       194,317       230,697     199,607
                                -------       -------       -------     -------

EXPENSES:

  Amortization of bond issuance
    costs on redemptions        125,327            56       175,724       2,910

  General and administrative     10,555       121,683        21,995     132,282
                                 ------       -------        ------     -------
  Total expenses                135,882       121,739       197,719      35,192
                                -------       -------       -------      ------
INCOME BEFORE
  INCOME TAXES                   20,402        72,578        32,978      64,415

INCOME TAXES                      7,297        28,306        12,202      25,122
                                  -----        ------        ------      ------
NET INCOME                    $  13,105     $  44,272      $ 20,776    $ 39,293
                              =========     =========      ========    ========





                  See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION


            (a wholly owned subsidiary of Piper Jaffray Companies Inc.)


                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                                         Six Months Ended
                                                             March 31,
                                                       1996            1995
OPERATING ACTIVITIES:

  Net income                                         $  20,776      $  39,293
  Adjustments to reconcile net income to
   net cash provided (used) by operating activities:
     Amortization of bond issuance costs               175,724          2,910
     Recognition of discount on investments            222,398        (11,600)
     Change in:
      Interest receivable                               30,476       (424,506)
      Deferred taxes                                    38,482        (12,116)
      Interest payable on bonds                       (401,583)       637,453
      Bond redemptions payable                        (169,000)        (1,244)
      Receivable from Parent                           (20,971)     3,328,341
      Other liabilities                                 (1,803)        13,452
                                                        ------         ------
       Net cash provided by (used in)
          operating activities                        (105,501)     3,571,983
                                                      --------      ---------
FINANCING ACTIVITIES:

  Issuance of mortgage-backed bonds                          --     54,400,000
  Redemption of mortgage-backed bonds                (5,034,000)   (1,481,022)
  Purchase of investments pursuant to mortgage-backed bonds      --
(52,835,068)
  Principal redemption on investments
   pursuant to mortgage-backed bonds                 4,126,617        285,288
  Bond issuance costs incurred                              --     (1,875,390)
  Net issuance of notes payable to Parent                   --        249,903
  Dividends paid to Parent                                  --     (3,323,050)
                                                      --------      ----------
        Net cash used in financing activities         (907,383)    (3,225,967)
                                                      --------      ----------

INCREASE (DECREASE) IN CASH                          (1,012,884)      346,116
CASH AT BEGINNING OF PERIOD                          1,047,239         16,762
                                                     ---------         ------
CASH AT END OF PERIOD                                $  34,355      $ 362,878
                                                     =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the six months ended for:
   Interest                                          $2,488,252     $ 557,419
   Income taxes paid to Parent                       $  26,280      $  37,238

                  See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION


            (a wholly owned subsidiary of Piper Jaffray Companies Inc.)


                          NOTES TO FINANCIAL STATEMENTS

                     Six Months Ended March 31, 1996 and 1995


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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1995. The results of operations for the six months ended March 31, 1996, are not necessarily indicative of the results to be expected for the year ending September 30, 1996.

The statement of financial condition as of March 31, 1996 and the information for the periods ended March 31, 1996 and 1995, is unaudited, but management of the Company believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results of operations for the periods have been included.

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

Bonds outstanding at March 31, 1996, have stated maturities through 2025 and interest rates ranging from 8% to 8.15%. The actual maturities may be shortened by prepayments on related collateral.

The issuance of six series of bonds with an aggregate original principal amount of $176,145,000 and the related purchase of collateral certificates has been accounted for financial reporting purposes as a sale. Accordingly, the assets, liabilities, interest income, and interest expense relating to these series do not appear on the financial statements of the Company. At March 31, 1996, and September 30, 1995, the aggregate amount outstanding was approximately $26,531,000 and $29,574,000, respectively.


4. RELATED PARTY TRANSACTIONS

The Company has entered into an agreement with the Parent, stating that Premier may advance excess cash to the Parent for a specified period of time and the Parent shall pay interest to Premier at the stated rate of one-half of one percent over the broker call rate. During the six months ended March 31, 1996 the Company received $2,881 in interest income from the Parent. At March 31, 1996 and September 30, 1995, $83,458 and $62,487, respectively, was receivable from the Parent.

General and administrative expenses for the six months ended March 31, 1995 includes a management fee of $101,463 paid to PJI for services provided by officers of the Company, and a brokerage commission of $6,000 paid to PJI, both relating to the sale of Series 27 residual interests.

The Company is charged for certain expenses by the Parent based on specifically identified cost allocations. Such cost allocations are determined through negotiations between the Company and the Parent. Management believes that the method of allocation, as so determined, is reasonable. In addition, the Parent provides the Company with accounting and administrative services, including services of officers. For the six months ended March 31, 1996 and 1995, the Company was charged $9,500 and $13,000, respectively, for such accounting services. The Company's costs are not necessarily indicative of the costs that would have been incurred had the Company operated independently.


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

Results of Operations

The Company's interest income and interest expense are directly related to the issuance and sale of mortgage-backed bonds and have increased over the prior fiscal year due to the issuance of $54,400,000 in bonds during the six months ended March 31, 1995. The Company recorded net interest income of $8,299 for the six months ended March 31, 1996 versus net interest expense of $68,639 for the prior year. The Company incurred net interest expense for the six months ended March 31, 1995 because the liquidation of collateral for called bonds occurred prior to the date the bonds were actually called.

During the six months ended March 31, 1996 general and  administrative  expenses decreased 11% over the same period of the prior year, excluding the $101,463 management fee and the $6,000 commission paid to PJI during fiscal 1995.

PART II. OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K

         (a).     Exhibits

             27 - Financial Data Schedule (filed electronically).


         (b).     Reports on Form 8-K

           The Company was not required to file any reports on Form 8-K to the Securities and Exchange Commission during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          PREMIER ACCEPTANCE CORPORATION
                                                (Registrant)





Dated May 13, 1996              /s/ DEBORAH K. ROESLER
                               DEBORAH K. ROESLER
                                 Treasurer (Principal Financial and
                                    Accounting Officer)