Form 10-Q
period 1996-06-30
PREMIER ACCEPTANCE CORP /MN/
filed 1996-08-14
CIK 833374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington D.C. 20549

                             FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended   June 30, 1996


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No


1,000 Common shares were outstanding as of June 30, 1996, and were wholly owned by Piper Jaffray Companies Inc.

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

                  PREMIER ACCEPTANCE CORPORATION

    (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                 STATEMENTS OF FINANCIAL CONDITION


                                          June 30,      September 30,
                                            1996            1995
ASSETS                                   (Unaudited)

Cash                                     $   11,475      $1,047,239
Interest receivable                         313,221         360,943
Investments, classified as available
  for sale carried at market value       47,203,375      55,364,807
Receivable from Parent                       32,409          62,487
Unamortized bond issuance costs           1,760,586       2,024,297
Other assets                                    100               -
                                         ----------     -----------
                                        $49,321,166     $58,859,773
                                        ===========     ===========


LIABILITIES AND STOCKHOLDER'S EQUITY

Mortgage-backed bonds payable           $46,352,000     $53,908,000
Interest payable on bonds                   311,119         729,610
Bond redemptions payable                          -         169,000
Deferred tax liability                      956,428       1,523,110
Other liabilities                                 -           1,803
                                         ----------      ----------
                                         47,619,547      56,331,523
                                         ----------      ----------
Stockholder's equity:
 Common stock, $1 par value, 1,000 shares
   authorized, issued and outstanding         1,000           1,000
 Additional paid-in capital                  35,000          35,000
 Unrealized holding gain on investment
   securities available for sale          1,484,970       2,293,501
 Retained earnings                          180,649         198,749
                                            -------         -------
                                          1,701,619       2,528,250
                                          ---------       ---------
                                        $49,321,166     $58,859,773
                                        ===========     ===========




          See accompanying notes to financial statements.

                    PREMIER ACCEPTANCE CORPORATION


      (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                       STATEMENTS OF OPERATIONS

                              (Unaudited)


                                     Three Months Ended      Nine Months Ended
                                          June 30,               June 30,
                                      1996        1995       1996        1995
REVENUE:

  Interest income                 $  961,796  $1,110,121  $3,056,764 $2,313,606
  Interest expense                 1,038,290   1,108,205   3,124,959  2,380,328
                                   ---------   ---------   ---------  ---------
    Net interest income (expense)    (76,494)      1,916     (68,195)   (66,722)

  Gain on accretion of discount
    on investments                   122,012      15,818     344,410     27,418
  Gain on sale of residual interest        -           -           -    205,632
  Net gain related to bond call            -           -           -     51,014
                                      ------      ------    --------    -------
  Total revenue                       45,518      17,734     276,215    217,342


EXPENSES:

  Amortization of bond issuance
    costs on redemptions              87,987       2,313     263,711      5,223

  General and administrative          20,180       8,580      42,175    140,863
                                    --------      ------     -------    -------
  Total expenses                     108,167      10,893     305,886    146,086
                                     -------      ------     -------    -------
INCOME (LOSS) BEFORE
  INCOME TAXES                       (62,649)      6,841     (29,671)    71,256

INCOME TAXES (BENEFIT)               (23,773)      2,668     (11,571)    27,790
                                     -------       -----     -------     ------
NET INCOME (LOSS)                   $(38,876)    $ 4,173    $(18,100)  $ 43,466
                                    ========     =======    ========   ========





            See accompanying notes to financial statements.

                    PREMIER ACCEPTANCE CORPORATION


      (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                       STATEMENTS OF CASH FLOWS
                              (unaudited)
                                                           Nine Months Ended
                                                               June 30,
                                                          1996         1995
OPERATING ACTIVITIES:

 Net income (loss)                                      $(18,100)    $ 43,466
 Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
    Amortization of bond issuance costs                  263,711        5,223
    Recognition of discount on investments               344,410      (26,394)
    Change in:
     Interest receivable                                  47,722     (353,211)
     Deferred taxes                                      (27,658)      (5,897)
     Interest payable on bonds                          (418,491)     622,156
     Bond redemptions payable                           (169,000)      63,756
     Receivable from Parent                               30,078    3,328,341
     Other liabilities                                    (1,903)       1,694
                                                          ------        -----
       Net cash provided by operating activities          50,769    3,679,134

FINANCING ACTIVITIES:

 Issuance of mortgage-backed bonds                             -   54,400,000
 Mortgage-backed bonds called                                  -   (1,481,022)
 Redemption of mortgage-backed bonds                  (7,556,000)    (185,894)
 Purchase of investments pursuant to
   mortgage-backed bonds                                     -    (52,827,183)
 Principal redemption on investments
   pursuant to mortgage-backed bonds                   6,469,467      604,056
 Sale of investments pursuant to
   mortgage-backed bonds                                       -    1,473,266
 Bond issuance costs incurred                                  -   (1,875,654)
 Net issuance of notes payable to Parent                       -       82,088
 Dividends paid to Parent                                      -   (3,323,050)
                                                      ----------   ----------
       Net cash used in financing activities          (1,086,533)  (3,133,393)
                                                      ----------   ----------
INCREASE (DECREASE) IN CASH                           (1,035,764)     545,741
CASH AT BEGINNING OF PERIOD                            1,047,239       16,762
                                                       ---------       ------
CASH AT END OF PERIOD                                   $ 11,475     $562,503
                                                        ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the nine months ended for:
   Interest                                           $3,543,450   $1,680,920
   Income taxes paid to Parent                          $(11,572)    $ 39,905

            See accompanying notes to financial statements.

                    PREMIER ACCEPTANCE CORPORATION


      (a wholly owned subsidiary of Piper Jaffray Companies Inc.)


                     NOTES TO FINANCIAL STATEMENTS

               Nine Months Ended June 30, 1996 and 1995


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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1995. The results of operations for the nine months ended June 30, 1996, are not necessarily indicative of the results to be expected for the year ending September 30, 1996.

The statement of financial condition as of June 30, 1996 and the information for the periods ended June 30, 1996 and 1995, is unaudited, but management of the Company believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results of operations for the periods have been included.

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

Bonds outstanding at June 30, 1996, have stated maturities through 2025 and interest rates ranging from 8% to 8.15%. The actual maturities may be shortened by prepayments on related collateral.

The issuance of six series of bonds with an aggregate original principal amount of $176,145,000 and the related purchase of collateral certificates has been accounted for financial reporting purposes as a sale. Accordingly, the assets, liabilities, interest income, and interest expense relating to these series do not appear on the financial statements of the Company. At June 30, 1996, and September 30, 1995, the aggregate amount outstanding was approximately $23,958,000 and $29,574,000, respectively.


4. RELATED PARTY TRANSACTIONS

The Company has entered into an agreement with the Parent, stating that Premier may advance excess cash to the Parent for a specified period of time and the Parent shall pay interest to Premier at the stated rate of one-half of one percent over the broker call rate. During the nine months ended June 30, 1996 the Company received $3,983 in interest income from the Parent. At June 30, 1996 and September 30, 1995, $32,409 and $62,487, respectively, was receivable from the Parent.

General and administrative expenses for the nine months ended June 30, 1995 includes a management fee of $101,463 paid to Piper Jaffray Inc. (PJI) for services provided by officers of the Company, and a brokerage commission of $6,000 paid to PJI, both relating to the sale of Series 27 residual interests.

The Company is charged for certain expenses by the Parent based on specifically identified cost allocations. Such cost allocations are determined through negotiations between the Company and the Parent. Management believes that the method of allocation, as so determined, is reasonable. In addition, the Parent provides the Company with accounting and administrative services, including services of officers. For the nine months ended June 30, 1996 and 1995, the Company was charged $14,250 and $16,000, respectively, for such services. The Company's costs are not necessarily indicative of the costs that would have been incurred had the Company operated independently.

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


Results of Operations

The Company's interest income and interest expense are directly related to the issuance and sale of mortgage-backed bonds. Interest income and expense for the nine months ended June 30, 1996 increased over the same period of the prior fiscal year due to the issuance of $54,400,000 in bonds during fiscal 1995.

The Company recorded net interest expense of $68,195 for the nine months ended June 30, 1996 versus net interest expense of $66,722 for the nine months ended June 30, 1995. Excluding a $101,463 management fee and a $6,000 commission paid to PJI during fiscal 1995 relating to the sale of Series 27 residual interests, general and administrative expenses increased approximately $9,000 during the nine months ended June 30, 1996 over the same period of the prior year.
The increase was due to higher audit and professional fees .

The Company recorded net interest expense of $76,494 for the quarter ended June 30, 1996 versus net interest income of $1,916 for the same period of the prior year. Interest income decreased due to lower average balances of funds held in trust resulting from faster pass-through of principal and interest. Interest expense also decreased related to the faster pass-through however, the decrease was partially offset by additional expense recorded in the third quarter as a result of the recalculation of year-to-date interest. In future periods the Company anticipates interest income to approximately offset interest expense. Gains on accretion of discounts and the amortization of bond issuance costs have both increased over the third quarter of the prior year due to larger principal redemptions.

PART II.   OTHER INFORMATION:

Item 6. Exhibits and Reports on Form 8-K

        (a).    Exhibits

                27 - Financial Data Schedule (filed electronically).


        (b).    Reports on Form 8-K

                The Company was not required to file any reports on Form 8-K to the Securities and Exchange Commission during the quarter ended June 30, 1996.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   PREMIER ACCEPTANCE CORPORATION
                                         (Registrant)





Dated August 14, 1996        /s/ DEBORAH K. ROESLER
                             DEBORAH K. ROESLER
                             Treasurer (Principal Financial and
                               Accounting Officer)