Form 10-K
period 1996-09-30
PREMIER ACCEPTANCE CORP /MN/
filed 1996-12-24
CIK 833374

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended   September 30, 1996

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


Piper Jaffray Tower,         222 South 9th Street,Minneapolis,  Minnesota 55402
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code   612-342-6000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

1,000 shares of common stock were outstanding as of September 30, 1996, and were wholly owned by Piper Jaffray Companies Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) and
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         PREMIER ACCEPTANCE CORPORATION


         (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                                TABLE OF CONTENTS

                                                                     Page
                                                                     Number

PART I.
      Item 1. Business                                                  3
      Item 2. Properties                                                3
      Item 3. Legal Proceedings                                         3
      Item 4. Submission of Matters to a Vote of Security Holders       3
PART II.
      Item 5. Market for Registrant's Common Equity
              and Related Stockholder Matters                           4
      Item 6. Selected Financial Data                                   4
      Item 7. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       4
      Item 8. Financial Statements and Supplementary Data               5
      Item 9. Changes In and Disagreements with Accountants
              on Accounting and Financial Disclosure                   15
PART III.
      Item 10. Directors and Executive Officers of the Registrant      15
      Item 11. Executive Compensation                                  15
      Item 12. Security Ownership of Certain Beneficial Owners
              and Management                                           15
      Item 13. Certain Relationships and Related Transactions          15

PART IV.
      Item 14. Exhibits, Financial Statements, Schedules, and
              Reports on Form 8-K                                      16
SIGNATURES                                                             19
INDEX TO EXHIBITS                                                      20

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

   The Company has filed shelf Registration Statements under the Securities Act of 1933 (the "Act") with the Securities and Exchange Commission, pursuant to which $900,000,000 in aggregate principal amount of the Company's mortgage-backed bonds were registered under the Act. At September 30, 1996, the Company has issued 34 series of bonds with an aggregate original principal amount of $529,950,000.


   Item 2.  Properties

   The Company has no physical properties.


   Item 3.  Legal Proceedings

   The Company is not party to any pending legal proceedings.


   Item 4.  Submission of Matters to a Vote of Security Holders

   Omitted pursuant to General Instruction J of Form 10-K.

PART II.

   Item 5.  Market for  Registrant's  Common  Equity and Related  Stockholder
   Matters

   As of September 30, 1996, all outstanding shares of the Company's common stock are owned directly by the Parent and are not traded on any stock exchange or in any over-the-counter market.

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

   Results of Operations
   The Company's interest income and interest expense are directly related to the issuance and sale of mortgage-backed bonds. Fiscal 1996 interest income and expense increased over the same period of the prior fiscal years due to the issuance of three series of mortgage-backed bonds with aggregate original principal of $54,400,000 during fiscal 1995. The bonds have stated maturities through 2025 and stated interest rates between 8% and 8.15%. The actual maturities may be shortened by prepayments on the collateral.

   The Company recorded net interest expense of $68,021 and $100,980 for fiscal years 1996 and 1995, respectively, as compared to net interest income of $24,639 for fiscal 1994. The Company recorded net interest expense in fiscal 1996 resulting from additional expense related to the fiscal 1995 sale of residual interests in one series of mortgage-backed bonds. The Company anticipates that it will incur additional interest expense in future years relating to the sale of such residual interests. The Company incurred net interest expense in fiscal 1995 due primarily to the liquidation of collateral related to called bonds, occurring prior to the date the bonds were actually called.

   Fiscal 1996 gains on accretion of discounts and the amortization of bond issuance costs have both increased over the same period of the prior fiscal years due to additional collateral prepayments.

   The Company called mortgage-backed bonds with aggregate principal balances of $1,481,000, during fiscal year 1995 and liquidated the corresponding collateral, resulting in a pre-tax net gain of $51,014. The Company sold, to a third party, the residual interests on one series of mortgage-backed bonds during fiscal 1995, which resulted in a pre-tax net gain of $205,632. See
   Note 3 of the financial statements.

   Excluding a $101,463 management fee and a $6,000 commission paid to Piper Jaffray Inc. (Piper Jaffray) during fiscal 1995 relating to the sale of Series 27 residual interests, general and administrative expenses were approximately $52,000, $42,000 and $77,000 for fiscal years 1996, 1995 and 1994, respectively.


   Item 8.  Financial Statements and Supplementary Data


  INDEX TO FINANCIAL STATEMENTS
                                                                      Page

         Independent Auditors' Report                                  6

         Statements of Financial Condition                             7

         Statements of Operations                                      8

         Statements of Stockholder's Equity                            9

         Statements of Cash Flows                                     10

         Notes to Financial Statements                                11


All schedules are omitted because they are not required, are inapplicable, or the information is included in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Premier Acceptance Corporation
Minneapolis, Minnesota


We have audited the accompanying statements of financial condition of Premier Acceptance Corporation (a wholly owned subsidiary of Piper Jaffray Companies Inc.) as of September 30, 1996 and 1995, and the related statements of operations, stockholder's equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Acceptance Corporation as of September 30, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
November 6, 1996

                         PREMIER ACCEPTANCE CORPORATION


           (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                        STATEMENTS OF FINANCIAL CONDITION

                                                      September 30
                                                      ------------
                                                 1996               1995
ASSETS

Cash                                         $   591,051         $1,047,239
Interest receivable                              306,333            360,943
Investments pursuant to mortgage-backed bonds 46,287,924         55,364,807
Receivable from Parent                            21,693             62,487
Unamortized bond issuance costs                1,725,034          2,024,297
                                               ---------          ---------
                                             $48,932,035        $58,859,773
                                             ===========        ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Mortgage-backed bonds payable                $45,333,000        $53,908,000
Interest payable on bonds                        610,378            729,610
Bond redemptions payable                         271,000            169,000
Deferred tax liabilities                         972,611          1,523,110
Other liabilities                                      -              1,803
                                                 -------              -----
                                              47,186,989         56,331,523

Stockholder's equity:
   Common stock, $1 par value, 1,000 shares
    authorized, issued and outstanding             1,000              1,000
   Additional paid-in capital                     35,000             35,000
   Net unrealized holding gains on
    investment securities available for        1,525,917          2,293,501
   Retained earnings                             183,129            198,749
                                               1,745,046          2,528,250
                                               ---------          ---------
                                             $48,932,035        $58,859,773
                                             ===========        ===========



                 See accompanying notes to financial statements.

                            STATEMENTS OF OPERATIONS


                                  Year ended       Year ended      Year ended
                                 September 30,    September 30,   September 30,
                                     1996             1995            1994
REVENUES:

  Interest income                $  3,993,663     $  3,411,506    $    230,241

  Interest expense                  4,061,684        3,512,486         205,602
                                    ---------        ---------         -------
   Net interest (expense) income      (68,021)        (100,980)         24,639

  Net gain on accretion or
   amortization of discount on
   investments or premium on bonds    393,950           68,285          44,428

  Gain on sale of residual interest         -          205,632               -

  Net gain related to bond call             -           51,014               -
                                       ------           ------         -------
  Total revenue                       325,929          223,951          69,067

EXPENSES:

  Amortization of bond issuance
   costs on redemptions               299,262           20,160          40,130

  General and administrative           52,273          149,283          76,872
                                       ------          -------          ------
  Total expenses                      351,535          169,443         117,002

INCOME (LOSS) BEFORE                    -----          -------        --------
  INCOME TAXES                        (25,606)          54,508         (47,935)

INCOME TAX EXPENSE (BENEFIT)           (9,986)          21,258         (17,736)
                                       ------           ------         -------
NET INCOME (LOSS)                $    (15,620)    $     33,250    $    (30,199)
                                 ============     ============    ============



                 See accompanying notes to financial statements.

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                             Net
                               Additional             Unrealized           Total
                      Common      Paid-in   Retained     Holding   Stockholder's
                        Stock     Capital   Earnings       Gains          Equity

September 30, 1993   $  1,000   $  35,000 $ 3,518,748          -    $ 3,554,748

  Net loss                  -           -     (30,199)         -        (30,199)
                         ----       -----     -------     ------        -------
September 30, 1994      1,000      35,000   3,488,549          -      3,524,549

 Change in net unrealized
     holding gains on
     investment securities
     available for sale      -          -           -    2,293,501    2,293,501

 Dividend                    -          -  (3,323,050)           -   (3,323,050)

 Net income                  -          -      33,250            -       33,250
                          ----     ------    --------    ---------    ---------
September 30, 1995       1,000     35,000     198,749    2,293,501    2,528,250

Change in net unrealized
  holding gains on
  investment securities
  available for sale         -          -           -     (767,584)    (767,584)

  Net loss                   -          -     (15,620)           -      (15,620)
                         -----     ------    --------   ----------    ---------
September 30, 1996    $  1,000 $   35,000  $  183,129   $1,525,917  $ 1,745,046
                       ======= ==========  ==========   ==========  ===========

                 See accompanying notes to financial statements.

                            STATEMENTS OF CASH FLOWS

                                  Year ended      Year ended       Year ended
                                 September 30,  September 30,    September 30,
                                     1996            1995             1994
OPERATING ACTIVITIES:

Net income (loss)                  $  (15,620)     $    33,250    $   (30,199)
Adjustments to reconcile net
 income (loss)to net cash used
 in operating activities:
   Amortization of bond
     issuance costs                   299,262           20,160         40,132
   Deferred income taxes              (38,774)          44,700        (50,591)
   Recognition of discount
     on investments                   393,950           67,261        (29,569)
   Change in:
     Interest receivable               54,610         (347,543)        11,991
     Interest payable on bonds       (119,232)         703,097        (24,560)
      Bond redemptions payable        102,000          167,756        (80,252)
     Receivable from parent            40,794        3,265,854              -
      Other                            (1,802)           1,684         84,117
                                       ------            -----         ------
      Net cash provided by (used in)
         operating activities         715,188        3,956,219        (79,931)

FINANCING ACTIVITIES:

Issuance of mortgage-backed bonds           -       54,400,000              -
Purchase of investments pursuant to
  mortgage-backed bonds                     -      (52,827,183)             -
Bond issuance costs incurred                -       (1,875,654)             -
Mortgage-backed bonds called                -       (1,481,022)             -
Redemption of mortgage-backed bonds(8,575,000)        (611,894)    (1,453,008)
Sale of investments and funds
  pursuant to mortgage-backed bonds         -        1,473,266              -
Principal redemption on investments
  pursuant to mortgage-backed bonds 7,403,624        1,319,795      1,438,877
Dividend payment to parent                  -       (3,323,050)             -
                                    ---------       ----------     ----------
      Net cash used in
         financing activities      (1,171,376)      (2,925,742)       (14,131)

INCREASE (DECREASE) IN CASH          (456,188)       1,030,477        (93,062)
CASH AT BEGINNING OF YEAR           1,047,239           16,762        109,824
                                    ---------           ------        -------
CASH AT END OF YEAR                $  591,051      $ 1,047,239    $    16,762
                                   ==========      ===========    ===========

                 See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION


           (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                  Years ended September 30, 1996, 1995 and 1994


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

The Company has filed Registration Statements under the Securities Act of 1933 (the Act) with the Securities and Exchange Commission, pursuant to which $900,000,000 in aggregate principal amount of the Company's mortgage-backed bonds were registered under the Act. At September 30, 1996, the Company has issued thirty-four series of bonds with an aggregate original principal amount of $529,950,000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities during fiscal 1995. Investments pursuant to mortgage-backed securities are classified as available for sale, and are carried at market value based upon quoted market prices with a cost of $43,744,731 and $51,542,305 at September 30, 1996 and 1995, respectively. The effect on the Company's financial statements was an unrealized holding loss of $767,584, net of related taxes, for fiscal 1996. The effect was an unrealized holding gain of $2,293,501, net of related taxes, for fiscal 1995.

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

Cash includes monthly principal and interest payments from investments pursuant to mortgage-backed bonds, plus any reinvestment income thereon, which are used to pay interest and redeem mortgage-backed bonds during the month following receipt.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The Company will evaluate adoption of SFAS No. 125 in fiscal 1997 as required.

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

The Company exercised call provisions on mortgage-backed bonds aggregating $1,481,000, during fiscal year 1995 and liquidated the corresponding collateral, resulting in a pre-tax net gain of $51,014. Additionally, the Company sold, to a third party, the residual interests on one series of mortgage-backed bonds during fiscal 1995, which resulted in a pre-tax net gain of $205,632.

The issuance of six series of bonds with an aggregate original principal amount of $176,145,000 and the related purchase of collateral certificates has been accounted for financial reporting purposes as a sale. Accordingly, the assets, liabilities, interest income, and interest expense relating to these series do not appear on the financial statements of the Company. At September 30, 1996 and 1995, the aggregate amount outstanding was approximately $22,293,000 and $29,574,000, respectively.

4. INCOME TAXES

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

As of September 30, 1996 and 1995, the Company's deferred tax liability included $1,017,276 and $1,529,002, respectively in deferred tax liabilities related to the unrealized holding gains on investment securities available for sale. The liabilities offset deferred tax assets of $44,665 and $5,891 for fiscal 1996 and 1995, respectively, resulting from income recognition differences for residual interests.

5. RELATED PARTY TRANSACTIONS

The Company maintains an agreement with the Parent, stating that Premier may advance excess cash to the Parent for a specified period of time and the Parent shall pay interest to Premier at the stated rate of one-half of one percent over the broker call rate. At September 30, 1996 and 1995, $21,693 and $62,487, respectively, was receivable from the Parent.

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

The Company is charged for certain expenses by the Parent based on specifically identified cost allocations. In addition, the Company's Parent provides the Company with accounting and administrative services, including services of officers. For fiscal years ended 1996, 1995 and 1994, the Company was charged $20,000, $19,000, and $60,000, respectively for such services. These charges are subject to periodic reevaluation based upon the number of mortgage-backed bond series' outstanding and the nature of services provided. The Company's costs are not necessarily indicative of the costs that would have been incurred had the Company operated independently.

During fiscal 1995, the Company paid a management fee of $101,463 and brokerage commissions of $6,000 to its affiliate, Piper Jaffray Inc. (Piper Jaffray), for services relating to the sale, to a non-affiliated third party, of residual interests on one series of mortgage-backed bonds. No bonds were issued or called in fiscal years 1996 nor fiscal 1994. These fees and commissions were included in general and administrative expenses in the Statement of Operations.

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

6. SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

The Company paid $4,180,916, $2,809,389 and $230,162 of interest expense for fiscal years 1996, 1995 and 1994, respectively.

During fiscal 1996, the Company received a $29,344 refund from the Parent for tax benefits. The Company paid $50,597 and $15,854 of income taxes to the

   Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

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

   4.10 The resignation of First Trust National Association as trustee for the Company's Mortgage-Backed Bonds, Series 1 through 5 and the resignation of First Bank National Association as trustee for the Company's Mortgage-Backed Bonds, Series 6 through 25, Series 1989-A through 1989-E and Series 1990-I and Series 1990-II. Norwest Bank Minnesota, National Association was appointed successor trustee to both First Trust National Association and First Bank National Association under the indentures pursuant to which such bonds have been issued (incorporated by reference to Item 5 in Form 8-K dated June 28, 1991).

   4.11 Amendment and eries Supplement dated as of October 31, 1991 to Indenture as of November 23, 1988 between Premier Acceptance
           Corporation,   as  Issuer,  and  Norwest  Bank  Minnesota,   National
           Association, as Trustee, relating to Series 1989-E Bonds (incorporated by reference to Exhibit 4.65 in Form 10-K dated September 27, 1991).

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

   4.16    Revolving  Credit Agreement between Piper Jaffray  Companies Inc., as
           borrower, and  Premier  Acceptance  Corporation,   as  lender,  dated
           September 1, 1995.

   23      Consent of Deloitte & Touche LLP, Independent Auditors.

   (b)     Reports on Form 8-K - None.

   (c) Exhibits filed as part of this report are included in Item 14 (a)(3) above.

   (d) Financial Statement Schedules required by Regulation S-X are included in Part II, Item 8 above.

   27      Financial Data Schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         PREMIER ACCEPTANCE CORPORATION
                                  (Registrant)

By:


/s/ Brian J. Ranallo
BRIAN J. RANALLO
President and Director



/s/ Deborah K. Roesler
DEBORAH K. ROESLER
Treasurer (Principal Financial and
Accounting Officer) and Director



Dated: December 18, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:


/s/ Francis E. Fairman, IV       Director    /s/ David B. Holden      Director
FRANCIS E. FAIRMAN, IV                       DAVID B. HOLDEN


/s/ Mark A. Lindgren             Director                             Director
MARK A. LINDGREN                             THOMAS E. STANBERRY


/s/ Charles Neerland             Director    /s/ Bradley F. Zilka     Director
CHARLES NEERLAND                             BRADLEY F. ZILKA


Dated: December 18, 1996

                         PREMIER ACCEPTANCE CORPORATION


           (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                                INDEX TO EXHIBITS

Exhibit    Description of Exhibit                                Form of Filing

3.1Certificate of Incorporation (incorporated by reference to Exhibit 3(a) to Form S-11 filed May 11, 1988).

3.2By-laws of the Company  (incorporated  by  reference  to Exhibit 3(b) to Form
   S-11 filed May 11, 1988).

3.3Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3(c) to Amendment to Form S-11 filed June 6, 1988).

4.1Indenture  dated  as  of  November  23,  1988  between   Premier   Acceptance
   Corporation, as Issuer, and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated November 23,
   1988).

4.2Series Supplement dated as of June 29, 1989 to Indenture dated as of November 23, 1988 between Premier Acceptance Corporation, as Issuer, and First Bank National Association, as Trustee, relating to the Series 1989-B Bonds (incorporated by reference to Exhibit 4.2 to Form 8-K dated June 27,
   1989).

4.3Series Supplement dated as of August 30, 1989 to Indenture dated as of November 23, 1988 between Premier Acceptance Corporation, as Issuer, and First Bank National Association, as Trustee, relating to the Series 1989-C Bonds (incorporated by reference to Exhibit 4.1 to Form 8-K dated August 30,
   1989).

4.4Series Supplement dated as of November 29, 1989 to Indenture dated as of November 23, 1988 between Premier Acceptance Corporation, as Issuer, and First Bank National Association, as Trustee, relating to the Series 1989-D Bonds (incorporated by reference to Exhibit 4.1 to Form 8-K dated November 29, 1989).

4.5Series Supplement dated as of December 19, 1989 to Indenture dated as of November 23, 1988 between Premier Acceptance Corporation, as Issuer, and First Bank National Association, as Trustee, relating to the Series 1989-E Bonds (incorporated by reference to Exhibit 4.1 to Form 8-K dated December 19, 1989).

4.6Supplemental Indenture dated as of December 21, 1989 to Indenture dated as of November 23, 1988 between Premier Acceptance Corporation, as Issuer, and First Bank National Association, as Trustee, relating to the Series 1989-E Bonds (incorporated by reference to Exhibit 4.2 to Form 8-K dated December 19, 1989).



4.7Supplemental Indenture dated as of December 28, 1989 to Indenture dated as of November 23, 1988 between Premier Acceptance Corporation, as Issuer, and First Bank National Association, as Trustee, relating to the Series 1989-E Bonds (incorporated by reference to Exhibit 4.3 to Form 8-K dated December 19, 1989).

4.8Series Supplement dated as of March 27, 1990 to Indenture dated as of November 23, 1988 between Premier Acceptance Corporation, as Issuer, and First Bank National Association, as Trustee, relating to the Series 1990-I Bonds (incorporated by reference to Exhibit 4.1 to Form 8-K dated March 27,
   1990).

4.9Series Supplement dated as of September 27, 1990 to Indenture dated as of November 23, 1988 between Premier Acceptance Corporation, as Issuer, and First Bank National Association, as Trustee, relating to the Series 1990-II Bonds (incorporated by reference to Exhibit 4.2 to Form 8-K dated September 26, 1990).

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

4.13 Series Supplement dated November 23, 1994 to Indenture dated November 23, 1988 between Premier Acceptance Corporation, as issuer, and Norwest Bank Minnesota, National Association, as trustee, relating to Series 26 (incorporated by reference to Exhibit 4.2 to Form 8-K dated November 23,
   1994).



4.14 Series Supplement dated December 23, 1994 to Indenture dated November 23, 1988 between Premier Acceptance Corporation, as issuer, and Norwest Bank Minnesota, National Association, as trustee, relating to Series 27 (incorporated by reference to Exhibit 4.1 to Form 8-K dated December 23,
   1994).

4.15 Series Supplement dated February 23, 1995 to Indenture dated November 23, 1988 between Premier Acceptance Corporation, as issuer, and Norwest Bank Minnesota, National Association, as trustee, relating to Series 28 (incorporated by reference to Exhibit 4.1 to Form 8-K dated February 23,
   1995).

4.16 Revolving Credit Agreement between Piper Jaffray Companies Inc., as borrower, and Premier Acceptance Corporation, as lender, dated September 1, 1995.

23 Consent of Deloitte & Touche llp, Independent Auditors.           electronic
                                                                    transmission

                                                                      Exhibit 23


                          INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in Registration Statement No. 33-33261 on Form S-3 of our report dated November 6, 1996, appearing in this Annual Report on Form 10-K of Premier Acceptance Corporation for the year ended September 30, 1996.


/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
December 20, 1996