Form 10-Q
period 1996-12-31
PREMIER ACCEPTANCE CORP /MN/
filed 1997-02-12
CIK 833374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                    Washington D.C. 20549

                                          FORM 10-Q

                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended   December 31, 1996


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


1,000 Common shares were outstanding as of December 31, 1996, and were wholly owned by Piper Jaffray Companies Inc.

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

                                PREMIER ACCEPTANCE CORPORATION

                 (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                              STATEMENTS OF FINANCIAL CONDITION


                                                    December 31,   September 30,
ASSETS                                                  1996            1996
                                                      ----------- -------------
                                                      (unaudited)
Cash ..............................................   $   741,682   $   591,051
Interest receivable ...............................       300,291       306,333
Investments available-for-sale, carried at
   market value ...................................    45,874,824    46,287,924
Receivable from Parent ............................        15,919        21,693
Unamortized bond issuance costs ...................     1,693,825     1,725,034
                                                      ===========   ===========
                                                      $48,626,541   $48,932,035
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Mortgage-backed bonds payable ......................  $44,439,000   $45,333,000
Interest payable on bonds ..........................      606,275       610,378
Bond redemption payable ............................      416,000       271,000
Deferred tax liabilities ...........................    1,150,261       972,611
Other liabilities ..................................        1,495          --
                                                      -----------   -----------
                                                       46,613,031    47,186,989
                                                      -----------   -----------

Stockholder's equity:
  Common stock, $1 par value, 1,000 shares authorized
     issued and outstanding ..........................     1,000         1,000
  Additional paid-in capital .........................    35,000        35,000
  Net unrealized holding gains on investment securities
    available for sale .............................   1,795,455     1,525,917
  Retained earnings ................................     182,055       183,129
                                                     -----------   -----------
                                                       2,013,510     1,745,046
                                                     ===========   ===========
                                                     $48,626,541   $48,932,035
                                                     ===========   ===========


                       See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION

          (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                         Three months ended
                                                       ---------------------
                                                     December 31, December 31,
                                                         1996         1995
                                                      ------------ -----------
REVENUES:
  Interest income .................................. $   913,104    $ 1,071,643
  Interest expense .................................     916,732      1,075,731
                                                     -----------    -----------
    Net interest expense ...........................      (3,628)        (4,088)

  Net gain on accretion of discount on investments .      43,997         78,501
                                                     -----------    -----------
  Total revenue ....................................      40,369         74,413

EXPENSES:
  Amortization of bond issuance costs on redemptions      31,210         50,397
  General and administrative costs .................      10,920         11,440
                                                     -----------    -----------

  Total expenses ...................................      42,130         61,837
                                                     -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES ..................      (1,761)        12,576
INCOME TAXES (BENEFIT) .............................        (687)         4,905
                                                     ===========    ===========
NET INCOME (LOSS) .................................. $    (1,074)   $     7,671
                                                     ===========    ===========


                           See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION

              (a wholly owned subsidiary of Piper Jaffray Companies Inc.)


                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                          Three Months Ended
                                                     --------------------------
                                                     December 31,   December 31,
                                                         1996          1995
                                                    -------------  ------------
OPERATING ACTIVITIES:
Net income (loss) ................................   $    (1,074)   $     7,671
Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
   Amortization of bond issuance costs ...........        31,210         50,397
   Deferred income taxes .........................        (2,042)        38,482
   Recognition of discount on investments ........        43,997         78,501
   Change in:
     Interest receivable .........................         6,042         10,715
     Interest payable on bonds ...................        (4,103)       (16,274)
     Bond redemptions payable ....................       145,000        257,000
     Receivable from parent ......................         5,774        (30,259)
     Other .......................................         1,494            (40)
                                                     -----------    -----------
        Net cash provided by operating activities        226,298        396,193

FINANCING ACTIVITIES:
   Redemption of mortgage-backed bonds ...........      (894,000)    (1,445,000)
   Principal redemption on investments pursuant to
      mortgage-backed bonds ......................       818,333      1,450,307
                                                     -----------    -----------
         Net cash (used in) provided by financing        (75,667)         5,307
activities
                                                     -----------    -----------

INCREASE IN CASH .................................       150,631        401,500
CASH AT BEGINNING OF PERIOD ......................       591,051      1,047,239
                                                     ===========    ===========
CASH AT END OF PERIOD ............................   $   741,682    $ 1,448,739
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the three months ended for:
   Interest                                          $   920,835    $ 1,092,005
   Income taxes paid to Parent                       $      (686)   $    33,577

                  See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION

              (a wholly owned subsidiary of Piper Jaffray Companies Inc.)


                          NOTES TO FINANCIAL STATEMENTS

                  Three Months Ended December 31, 1996 and 1995


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

The Company has filed Registration Statements under the Securities Act of 1933 (the Act) with the Securities and Exchange Commission, pursuant to which $900,000,000 in aggregate principal amount of the Company's mortgage-backed bonds were registered under the Act. At December 31, 1996, the Company has issued thirty-four series of bonds with an aggregate original principal amount of $529,950,000.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments pursuant to mortgage-backed securities are classified as available for sale, and are carried at market value based upon quoted market prices with a cost of $42,882,401 and $43,744,731 at December 31, 1996 and September 30, 1996,
respectively. The effect on the Company's financial statements was an unrealized holding gain of $269,538, net of related taxes, for the quarter ended December 31, 1996.

The Company's collateral for outstanding mortgage-backed bonds is classified as available for sale, however, such securities are not salable before the bonds are callable, at some future date. The market value of GNMA and FNMA securities fluctuates significantly as interest rates change;therefore, the market value of such securities as of the future redemption dates may vary significantly from the current date, and the realization of any unrealized gain is not assured. When the market is such that the value of the securities is less than the amortized cost, the Company has the expectation that such securities would be held to maturity as collateral for the related mortgage-backed bonds, and the Company would not realize any unrealized losses. Thus, no tax benefit would be recognized for unrealized losses for the Company's investment in available for sale securities. The Company does recognize deferred tax liabilities resulting from unrealized gains on available for sale securities.

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

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. In December 1996, SFAS No. 127 was issued, which defers for one year the effective date of SFAS No. 125 for secured borrowing, repurchase agreements, dollar-rolls, securities lending, and certain similar transactions. The Company will evaluate adoption of SFAS No. 125 as required.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1996. The results of operations for the three months ended December 31, 1996, are not necessarily indicative of the results to be expected for the year ending September 30, 1997.

The statement of financial condition as of December 31, 1996 and the information for the periods ended December 31, 1996 and 1995, is unaudited, but management of the Company believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results of operations for the periods have been included.

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

Bonds outstanding at December 31, 1996, have stated maturities through 2025 and interest rates ranging from 8% to 8.15%. The actual maturities may be shortened by prepayments on related collateral.

The issuance of six series of bonds with an aggregate original principal amount of $176,145,000 and the related purchase of collateral certificates has been accounted for financial reporting purposes as a sale. Accordingly, the assets, liabilities, interest income, and interest expense relating to these series do not appear on the financial statements of the Company. At December 31, 1996, and September 30, 1996, the aggregate amount outstanding was approximately $21,478,000 and $22,293,000, respectively.


4.  RELATED PARTY TRANSACTIONS

The Company maintains an agreement with the Parent, stating that Premier may advance excess cash to the Parent for a specified period of time and the Parent shall pay interest to Premier at the stated rate of one-half of one percent over the broker call rate. During the three months ended December 31, 1996 and 1995 the Company received $270 and $1,177, respectively, in interest income from the Parent. At December 31, 1996 and September 30, 1996, $15,919 and $21,693, respectively, was receivable from the Parent.

The Company is charged for certain expenses by the Parent based on specifically identified cost allocations. In addition, the Company's Parent provides the Company with accounting and administrative services, including services of officers. For the three months ended December 31, 1996 and 1995, the Company was charged $5,250 and $4,750, respectively, for such accounting services. These charges are subject to periodic reevaluation based upon the number of mortgage-backed bond series outstanding and the nature of services provided. The Company's costs are not necessarily indicative of the costs that would have been incurred had the Company operated independently.



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


Results of Operations

The Company's interest income and interest expense are directly related to the issuance and sale of mortgage-backed bonds. The Company recorded net interest expense of $3,628 and $4,088 for the three months ended December 31, 1996 and 1995, respectively, related to the fiscal 1995 sale of residual interests in one series of mortgage-backed bonds. The Company anticipates that it will incur additional interest expense in future years relating to the sale of such residual interests.

PART II.   OTHER INFORMATION:

Item 6.    Exhibits and Reports on Form 8-K

           (a).Exhibits

               None applicable


           (b).Reports on Form 8-K

               The Company was not required to file any reports on Form 8-K to the Securities and Exchange Commission during the quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     PREMIER ACCEPTANCE CORPORATION
                                              (Registrant)





Dated February 12, 1997        /s/ Deborah K. Roesler
                               -----------------------
                               DEBORAH K. ROESLER
                               Treasurer (Principal Financial and
                                            Accounting Officer)