Form 10-Q
period 1997-03-31
PREMIER ACCEPTANCE CORP /MN/
filed 1997-05-13
CIK 833374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended   March 31, 1997


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No


1,000 Common shares were outstanding as of March 31, 1997, and were wholly owned by Piper Jaffray Companies Inc.

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

                         PREMIER ACCEPTANCE CORPORATION

         (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                        STATEMENTS OF FINANCIAL CONDITION


                                             March 31,      September 30,
ASSETS                                          1997             1996
                                           ---------------  ---------------
                                            (unaudited)
Cash                                       $      771,832   $      591,051
Interest receivable                               290,754          306,333
Investments available-for-sale, carried        43,706,480       46,287,924
  at market value
Receivable from Parent                                298           21,693
Unamortized bond issuance costs                 1,644,543        1,725,034
                                           ===============  ===============
                                             $ 46,413,907     $ 48,932,035
                                           ===============  ===============

LIABILITIES AND STOCKHOLDER'S EQUITY

Mortgage-backed bonds payable                $ 43,029,000     $ 45,333,000
Interest payable on bonds                         588,579          610,378
Bond redemption payable                           453,000          271,000
Deferred tax liabilities                          827,348          972,611
Other liabilities                                   1,449                -
                                           ---------------  ---------------
                                               44,899,376       47,186,989
                                           ---------------  ---------------

Stockholder's equity:
  Common stock, $1 par value, 1,000
    shares authorized issued and outstanding        1,000            1,000
  Additional paid-in capital                       35,000           35,000
  Net unrealized holding gains on
    investment securities available for sale    1,311,065        1,525,917
  Retained earnings                               167,466          183,129
                                           ---------------  ---------------
                                                1,514,531        1,745,046
                                           ===============  ===============
                                             $ 46,413,907     $ 48,932,035
                                           ===============  ===============


               See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION


            (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                       Three months ended      Six Months Ended
                                          March 31,                March 31,
                                   ----------------------- ---------------------
                                      1997       1996           1997       1996
                                   ----------------------- ---------------------
REVENUES:
  Interest income                 $ 886,546 $ 1,023,325  $ 1,799,650 $ 2,094,968
  Interest expense                  898,264   1,010,938    1,814,996   2,086,669
                                   ---------------------   ---------------------
    Net interest income (expense)   (11,718)     12,387      (15,346)      8,299

  Net gain on accretion of
    discount on investments          69,492     143,897      113,489     222,398
                                -----------------------    ---------------------
  Total revenue                      57,774     156,284       98,143     230,697

EXPENSES:
  Amortization of bond issuance
   costs on redemptions              49,282     125,327       80,492     175,724
  General and administrative costs   31,594      10,555       42,514      21,995
                                -----------------------   ----------------------

  Total expenses                     80,876     135,882      123,006     197,719
                                -----------------------   ----------------------

INCOME (LOSS) BEFORE INCOME
   TAXES                            (23,102)     20,402      (24,863)     32,978
INCOME TAXES (BENEFIT)               (8,512)      7,297       (9,199)     12,202
                                =======================   ======================
NET INCOME (LOSS)                 $ (14,590)   $ 13,105      (15,664)     20,776
                                =======================   ======================


                   See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION


            (a wholly owned subsidiary of Piper Jaffray Companies Inc.)


                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                      Six Months Ended
                                                          March 31,
                                                 ----------------------------
                                                    1997            1996
                                                 ------------   -------------
OPERATING ACTIVITIES:
Net income (loss)                                 $  (15,664)       $  20,776
Adjustments to reconcile net income (loss) to
   net cash (used in) provided by operating activities:
   Amortization of bond issuance costs                80,492          175,724
   Deferred income taxes                              (2,029)          38,482
   Recognition of discount on investments            113,489          222,398
   Change in:
     Interest receivable                              15,579           30,476
     Interest payable on bonds                       (21,799)        (401,583)
     Bond redemptions payable                        182,000         (169,000)
     Receivable from parent                           21,395          (20,971)
     Other                                             1,449           (1,803)
                                                 ------------    -------------
        Net cash provided by (used in)               374,912         (105,501)
          operating activities

FINANCING ACTIVITIES:
   Redemption of mortgage-backed bonds            (2,304,000)      (5,034,000)
   Principal redemption on investments pursuant
     to mortgage-backed bonds                      2,109,869        4,126,617
                                                 ------------     ------------
         Net cash used in financing activities      (194,131)        (907,383)
                                                 ------------     ------------

INCREASE (DECREASE) IN CASH                          180,781       (1,012,884)
CASH AT BEGINNING OF PERIOD                          591,051        1,047,239
                                                 ============    =============
CASH AT END OF PERIOD                            $   771,832      $    34,355
                                                 ============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (refunded) during the six months
    ended for:
     Interest                                    $ 1,836,795      $ 2,488,252
     Income taxes paid to Parent                 $    (9,697)     $    26,280

                  See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION


            (a wholly owned subsidiary of Piper Jaffray Companies Inc.)


                          NOTES TO FINANCIAL STATEMENTS

                     Six Months Ended March 31, 1997 and 1996


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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Investments pursuant to mortgage-backed securities are classified as available for sale, and are carried at market value based upon quoted market prices with a cost of $41,521,373 and $43,744,731 at March 31, 1997 and September 30, 1996, respectively. The effect on the Company's financial statements was an unrealized holding gain of $214,852, net of related taxes, for the six months ended March 31, 1997.

     The Company's collateral for outstanding mortgage-backed bonds is classified as available for sale; however, such securities are not salable before the bonds are callable, at some future date. The market value of GNMA and FNMA securities fluctuate significantly as interest rates change; therefore, the market value of such securities as of the future redemption dates may vary significantly from the current date, and the realization of any unrealized gain is not assured. When the market is such that the value of the securities is less than the amortized cost, the Company has the expectation that such securities would be held to maturity as collateral for the related mortgage-backed bonds, and the Company would not realize any unrealized losses. Thus, no tax benefit would be recognized for unrealized losses for the Company's investment in available for sale securities. The Company does recognize deferred tax liabilities resulting from unrealized gains on available for sale securities.

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

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1996. The results of operations for the six months ended March 31, 1997, are not necessarily indicative of the results to be expected for the year ending September 30, 1997.

     The statement of financial condition as of March 31, 1997 and the information for the periods ended March 31, 1997 and 1996, is unaudited, but management of the Company believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results of operations for the periods have been included.

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

     Bonds outstanding at March 31, 1997, have stated maturities through 2025 and interest rates ranging from 8% to 8.15%. The actual maturities may be shortened by prepayments on related collateral.

     The issuance of six series of bonds with an aggregate original principal amount of $176,145,000 and the related purchase of collateral certificates has been accounted for financial reporting purposes as a sale. Accordingly, the assets, liabilities, interest income, and interest expense relating to these series do not appear on the financial statements of the Company. At March 31, 1997, and September 30, 1996, the aggregate amount outstanding was approximately $19,232,000 and $22,293,000, respectively.

4. RELATED PARTY TRANSACTIONS

     The Company maintains an agreement with the Parent, stating that Premier may advance excess cash to the Parent for a specified period of time and the Parent shall pay interest to Premier at the stated rate of one-half of one percent over the broker call rate. During the six months ended March 31, 1997 and 1996 the Company received $290 and $2,881, respectively, in interest income from the Parent. At March 31, 1997 and September 30, 1996, $298 and $21,693, respectively, was receivable from the Parent.

     The Company is charged for certain expenses by the Parent based on specifically identified cost allocations. In addition, the Company's Parent provides the Company with accounting and administrative services, including services of officers. For the six months ended March 31, 1997 and 1996, the Company was charged $10,500 and $9,500, respectively, for such accounting services. These charges are subject to periodic reevaluation based upon the number of mortgage-backed bond series outstanding and the nature of services provided. The Company's costs are not necessarily indicative of the costs that would have been incurred had the Company operated independently.


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

Results of Operations

     The Company's interest income and interest expense are directly related to the issuance and sale of mortgage-backed bonds. The Company recorded net interest expense of $15,346 for the six months ended March 31, 1997 versus net interest income of $8,299 for the same six months of the prior year. Net interest expense for the six months through March 31, 1997 related to the fiscal 1995 sale of residual interests in one series of mortgage-backed bonds. The Company anticipates that it will incur additional interest expense in future years relating to the sale of such residual interests.

PART II. OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K

         (a).     Exhibits

             None applicable


         (b).     Reports on Form 8-K

             The Company was not required to file any reports on Form 8-K to the Securities and Exchange Commission during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          PREMIER ACCEPTANCE CORPORATION
                                                (Registrant)





Dated May 13, 1997             /s/ Deborah K. Roesler
                               DEBORAH K. ROESLER
                               Treasurer (Principal Financial and Accounting
                                Officer)