Form 10-Q
period 1997-06-30
PREMIER ACCEPTANCE CORP /MN/
filed 1997-08-12
CIK 833374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended   June 30, 1997


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No


1,000 Common shares were outstanding as of June 30, 1997, and were wholly owned by Piper Jaffray Companies Inc.

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

        Item 2.Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        8

Part II.       OTHER INFORMATION:

        Item 6.Exhibits and Reports on Form 8-K                           9

        Signatures                                                       10

                         PREMIER ACCEPTANCE CORPORATION

         (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                        STATEMENTS OF FINANCIAL CONDITION


                                               June 30,      September 30,
ASSETS                                           1997             1996
                                           ---------------  ---------------
                                             (unaudited)
Cash                                       $      612,852   $      591,051
Interest receivable                               281,743          306,333
Investments available for sale, carried        43,124,608       46,287,924
 at market value
Receivable from Parent                                309           21,693
Unamortized bond issuance costs                 1,598,177        1,725,034
                                           ===============  ===============
                                             $ 45,617,689     $ 48,932,035
                                           ===============  ===============

LIABILITIES AND STOCKHOLDER'S EQUITY

Mortgage-backed bonds payable                $ 41,698,000     $ 45,333,000
Interest payable on bonds                         567,374          610,378
Bond redemption payable                           306,000          271,000
Deferred tax liabilities                        1,108,758          972,611
Other liabilities                                   1,400                -
                                           ---------------  ---------------
                                               43,681,532       47,186,989

Stockholders equity:
  Common stock, $1 par value, 1,000 shares          1,000            1,000
   authorized, issued and outstanding
  Additional paid-in capital                       35,000           35,000
  Net unrealized holding gains on investment    1,733,180        1,525,917
   securities available for sale
  Retained earnings                               166,977          183,129
                                           ---------------  ---------------
                                                1,936,157        1,745,046
                                           ===============  ===============
                                             $ 45,617,689     $ 48,932,035
                                           ===============  ===============


               See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION

            (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                    Three months ended       Nine Months Ended
                                        June 30,                 June 30,
                                -----------------------   ----------------------
                                    1997       1996           1997       1996
                                -----------------------   ----------------------
REVENUES:
  Interest income               $  859,020  $  961,796    $2,658,670 $3,056,764
  Interest expense                 869,941   1,038,290     2,684,937  3,124,959
                                -----------------------   ----------------------
    Net interest expense           (10,921)    (76,494)      (26,267)   (68,195)

  Net gain on accretion of
   discount on investments          66,229     122,012       179,718    344,410
                                -----------------------   ----------------------
  Total revenue                     55,308      45,518       153,451    276,215

EXPENSES:
  Amortization of bond issuance
   costs on redemptions             46,366      87,987       126,858    263,711
  General and administrative costs   9,717      20,180        52,231     42,175
                                -----------------------   ----------------------

  Total expenses                    56,083     108,167       179,089    305,886
                                -----------------------   ----------------------

LOSS BEFORE INCOME TAXES              (775)   (62,649)       (25,638)   (29,671)
INCOME TAX BENEFIT                    (287)   (23,773)        (9,486)   (11,571)
                                =======================   ======================
NET LOSS                        $     (488) $ (38,876)    $  (16,152)$  (18,100)
                                =======================   ======================


                   See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION

            (a wholly owned subsidiary of Piper Jaffray Companies Inc.)


                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                      Nine Months Ended
                                                          June 30,
                                                 ----------------------------
                                                    1997            1996
                                                 ------------   -------------
OPERATING ACTIVITIES:
Net loss                                         $   (16,152)    $   (18,100)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Amortization of bond issuance costs               126,858         263,711
   Deferred income taxes                              (2,029)        (27,658)
   Recognition of discount on investments            179,718         344,410
   Change in:
     Interest receivable                              24,590          47,722
     Interest payable on bonds                       (43,004)       (418,491)
     Bond redemptions payable                         35,000        (169,000)
     Receivable from parent                           21,384          30,078
     Other                                             1,399          (1,903)
                                                 ------------   -------------
        Net cash provided by operating activities    327,764          50,769

FINANCING ACTIVITIES:
   Redemption of mortgage-backed bonds            (3,635,000)     (7,556,000)
   Principal redemption on investments pursuant
    to mortgage-backed bonds                       3,329,037       6,469,467
                                                 ------------   -------------
         Net cash used in financing activities      (305,963)     (1,086,533)
                                                 ------------   -------------

INCREASE (DECREASE) IN CASH                           21,801      (1,035,764)
CASH AT BEGINNING OF PERIOD                          591,051       1,047,239
                                                 ============   =============
CASH AT END OF PERIOD                            $   612,852     $    11,475
                                                 ============   =============

SUPPLEMENTAL DISCLOSURE OF  CASH
   FLOW INFORMATION:
  Cash paid (refunded) during the nine months ended for:
     Interest                                    $ 2,727,941     $ 3,543,450
     Income taxes refunded from Parent           $    (9,998)    $   (11,572)

                  See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION

            (a wholly owned subsidiary of Piper Jaffray Companies Inc.)


                          NOTES TO FINANCIAL STATEMENTS

                     Nine Months Ended June 30, 1997 and 1996


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

The Company has filed Registration Statements under the Securities Act of 1933 (the Act) with the Securities and Exchange Commission, pursuant to which $900,000,000 in aggregate principal amount of the Company's mortgage-backed bonds were registered under the Act. At June 30, 1997, the Company has issued thirty-four series of bonds with an aggregate original principal amount of $529,950,000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments pursuant to mortgage-backed securities are classified as available for sale, and are carried at market value based upon quoted market prices with a cost of $40,235,976 and $43,744,731 at June 30, 1997 and September 30, 1996,
respectively.

The Company's collateral for outstanding mortgage-backed bonds is classified as available for sale; however, such securities are not salable before the bonds are callable, at some future date. The market value of GNMA and FNMA securities fluctuate significantly as interest rates change; therefore, the market value of such securities as of the future redemption dates may vary significantly from the current date, and the realization of any unrealized gain is not assured. When the market is such that the value of the securities is less than the amortized cost, the Company has the expectation that such securities would be held to maturity as collateral for the related mortgage-backed bonds, and the Company would not recognize any unrealized losses or related tax benefits.

Unamortized bond issuance costs consist of underwriting and other expenses of issuance and distribution. Such costs are amortized as bonds are redeemed.

Cash includes monthly principal and interest payments from investments pursuant to mortgage-backed bonds, plus any reinvestment income thereon, which are used to pay interest and redeem mortgage-backed bonds during the month following receipt.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1996. The results of operations for the nine months ended June 30, 1997, are not necessarily indicative of the results to be expected for the year ending September 30, 1997.

The statement of financial condition as of June 30, 1997 and the information for the periods ended June 30, 1997 and 1996, is unaudited, but management of the Company believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results of operations for the periods have been included.

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

Bonds outstanding at June 30, 1997, have stated maturities through 2025 and interest rates ranging from 8% to 8.15%. The actual maturities may be shortened by prepayments on related collateral.

The issuance of six series of bonds with an aggregate original principal amount of $176,145,000 and the related purchase of collateral certificates has been accounted for financial reporting purposes as a sale. Accordingly, the assets, liabilities, interest income, and interest expense relating to these series do not appear on the financial statements of the Company. At June 30, 1997, and September 30, 1996, the aggregate amount outstanding was approximately $18,406,000 and $22,293,000, respectively.


4. RELATED PARTY TRANSACTIONS

The Company maintains an agreement with the Parent, stating that Premier may advance excess cash to the Parent for a specified period of time and the Parent shall pay interest to Premier at the stated rate of one-half of one percent over the broker call rate. During the nine months ended June 30, 1997 and 1996 the Company received $248 and $2,881, respectively, in interest income from the Parent. At June 30, 1997 and September 30, 1996, $309 and $21,693, respectively, was receivable from the Parent.

The Company is charged for certain expenses by the Parent based on specifically identified cost allocations. In addition, the Company's Parent provides the Company with accounting and administrative services, including services of officers. For the nine months ended June 30, 1997 and 1996, the Company was charged $15,750 and $14,250, respectively, for such accounting services. These charges are subject to periodic reevaluation based upon the number of mortgage-backed bond series outstanding and the nature of services provided. The Company's costs are not necessarily indicative of the costs that would have been incurred had the Company operated independently.



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


Results of Operations

The Company's interest income and interest expense are directly related to the issuance and sale of mortgage-backed bonds. The Company recorded net interest expense of $26,267 for the nine months ended June 30, 1997 and net interest expense of $68,195 for the same nine months of the prior year, which related to the fiscal 1995 sale of residual interests in one series of mortgage-backed bonds. The Company anticipates that it will incur additional interest expense in future years relating to the sale of such residual interests.

PART II. OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K

         (a).     Exhibits

                  27 - Financial Data Schedule - EDGAR version only
                       (filed electronically).

         (b).     Reports on Form 8-K

             The Company was not required to file any reports on Form 8-K to the Securities and Exchange Commission during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          PREMIER ACCEPTANCE CORPORATION
                                                (Registrant)





Dated August 12, 1997          /s/ Deborah K. Roesler
                               DEBORAH K. ROESLER
                                 Treasurer (Principal Financial and
                                    Accounting Officer)