Form 10-K
period 1997-09-30
PREMIER ACCEPTANCE CORP /MN/
filed 1997-12-19
CIK 833374

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended  September 30, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

1,000 shares of common stock were outstanding as of September 30, 1997, and were wholly owned by Piper Jaffray Companies Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) and
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         PREMIER ACCEPTANCE CORPORATION

         (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                                TABLE OF CONTENTS

                                                                            Page
                                                                          Number

PART I.
      Item 1.  Business                                                 3
      Item 2.  Properties                                               3
      Item 3.  Legal Proceedings                                        3
      Item 4.  Submission of Matters to a Vote of Security Holders      3

PART II.
      Item 5.  Market for Registrant's Common Equity
               and Related Stockholder Matters                          4
      Item 6.  Selected Financial Data                                  4
      Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      4
      Item 8.  Financial Statements and Supplementary Data              5
      Item 9.  Changes In and Disagreements with Accountants
               on Accounting and Financial Disclosure                  14

PART III.
      Item 10. Directors and Executive Officers of the Registrant      14
      Item 11. Executive Compensation                                  14
      Item 12. Security Ownership of Certain Beneficial Owners
               and Management                                          14
      Item 13. Certain Relationships and Related Transactions          14

PART IV.
      Item 14. Exhibits, Financial Statements, Schedules, and
               Reports on Form 8-K                                     15

SIGNATURES                                                             18

INDEX TO EXHIBITS                                                      19

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

   The Company has filed shelf Registration Statements under the Securities Act of 1933 (the "Act") with the Securities and Exchange Commission, pursuant to which $900,000,000 in aggregate principal amount of the Company's mortgage-backed bonds were registered under the Act. At September 30, 1997, the Company has issued 34 series of bonds with an aggregate original principal amount of $529,950,000.

   On December 15, 1997, the Company's Parent announced a definitive agreement to merge with U.S. Bancorp. The $730 million cash transaction, $37.25 per share, is expected to close in the second calendar quarter of 1998, subject to regulatory and shareholder approval.


   Item 2.  Properties

   The Company has no physical properties.


   Item 3.  Legal Proceedings

   The Company is not party to any pending legal proceedings.


   Item 4.  Submission of Matters to a Vote of Security Holders

   Omitted pursuant to General Instruction J of Form 10-K.


PART II.

   Item 5.  Market for  Registrant's  Common  Equity and Related  Stockholder
            Matters

     As of September 30, 1997, all outstanding shares of the Company's common stock are owned directly by the Parent and are not traded on any stock exchange or in any over-the-counter market.

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

   Results of Operations
   The Company's interest income and interest expense are directly related to the issuance and sale of mortgage-backed bonds. The bonds have stated maturities through 2025 and stated interest rates between 8% and 8.15%. The actual maturities may be shortened by prepayments on the collateral. During fiscal 1995 the Company issued three series of mortgage-backed bonds with aggregate original principal of $54,400,000.

   The Company recorded net interest expense of $38,581, $68,021 and $100,980 for fiscal years 1997, 1996 and 1995, respectively. The Company recorded net interest expense in fiscal years 1997 and 1996 resulting from additional expense related to the fiscal 1995 sale of residual interests in one series of mortgage-backed bonds. The Company anticipates that it will incur additional interest expense in future years relating to the sale of such residual interests. The Company incurred net interest expense in fiscal 1995 due primarily to the liquidation of collateral related to called bonds, occurring prior to the date the bonds were actually called.

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

   Excluding a $101,463 management fee and a $6,000 commission paid to Piper Jaffray Inc. (Piper Jaffray) during fiscal 1995 relating to the sale of Series 27 residual interests, general and administrative expenses were approximately $62,000, $52,000 and $42,000 for fiscal years 1997, 1996 and 1995, respectively.

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

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Premier Acceptance Corporation
Minneapolis, Minnesota


We have audited the accompanying statements of financial condition of Premier Acceptance Corporation (a wholly owned subsidiary of Piper Jaffray Companies Inc.) as of September 30, 1997 and 1996, and the related statements of operations, stockholder's equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Acceptance Corporation as of September 30, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
November 5, 1997
(December 15, 1997 as to Note 7)

                         PREMIER ACCEPTANCE CORPORATION

         (a wholly owned subsidiary of Piper Jaffray Companies Inc.)


                        STATEMENTS OF FINANCIAL CONDITION


                                            September 30,    September 30,
ASSETS                                          1997             1996
                                           ---------------  ---------------

Cash                                         $    771,448     $    591,051
Interest receivable                               271,887          306,333
Investments available for sale, carried
  at market value                              42,100,057       46,287,924
Receivable from Parent                              3,004           21,693
Unamortized bond issuance costs                 1,547,387        1,725,034
                                           ---------------  ---------------
                                             $ 44,693,783     $ 48,932,035
                                           ===============  ===============

LIABILITIES AND STOCKHOLDER'S EQUITY

Mortgage-backed bonds payable                $ 40,240,000     $ 45,333,000
Interest payable on bonds                         550,313          610,378
Bond redemption payable                           469,000          271,000
Deferred tax liabilities                        1,268,162          972,611
Other liabilities                                   1,357                -
                                           ---------------  ---------------
                                               42,528,832       47,186,989

Stockholder's equity:
  Common stock, $1 par value, 1,000 shares
    authorized, issued and outstanding              1,000            1,000
  Additional paid-in capital                       35,000           35,000
  Net unrealized holding gains on investment
    securities available for sale               1,962,793        1,525,917
  Retained earnings                               166,158          183,129
                                           ---------------  ---------------
                                                2,164,951        1,745,046
                                           ---------------  ---------------
                                             $ 44,693,783     $ 48,932,035
                                           ===============  ===============


               See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION

         (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                            STATEMENTS OF OPERATIONS


                                                Year Ended September  30,
                                    --------------------------------------------
                                        1997           1996           1995
                                    -------------  -------------  --------------
REVENUE:
  Interest income                    $ 3,489,513    $ 3,993,663    $  3,411,506
  Interest expense                     3,528,094      4,061,684       3,512,486
                                    -------------  -------------  --------------
    Net interest expense                 (38,581)       (68,021)       (100,980)

  Net gain on accretion of discount
    on investments                       250,896        393,950          68,285
  Gain on sale of residual interest            -              -         205,632
  Net gain related to bond call                -              -          51,014
                                    -------------  -------------  --------------
  Net revenue                            212,315        325,929         223,951

EXPENSE:
  Amortization of bond issuance
    costs on redemptions                 177,648        299,262          20,160
  General and administrative costs        61,605         52,273         149,283
                                    -------------  -------------  --------------
  Total expense                          239,253        351,535         169,443
                                    -------------  -------------  --------------

INCOME (LOSS) BEFORE INCOME TAXES        (26,938)       (25,606)         54,508
INCOME TAX (BENEFIT)                      (9,967)        (9,986)         21,258
                                    =============  =============  ==============
NET INCOME (LOSS)                    $   (16,971)   $   (15,620)   $     33,250
                                    =============  =============  ==============


                See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION

         (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                       STATEMENTS OF STOCKHOLDER'S EQUITY


                                                                            Net
                               Additional             Unrealized          Total
                       Common     Paid-in   Retained     Holding  Stockholder's
                        Stock     Capital   Earnings       Gains         Equity
                       ------  ---------- ----------  ----------  -------------
September 30, 1994     $1,000   $  35,000 $3,488,549  $        -   $ 3,524,549

 Change in net unrealized
     holding gains on
     investment securities
     available for sale     -           -          -   2,293,501     2,293,501

 Dividend                   -           - (3,323,050)          -    (3,323,050)

 Net income                 -           -     33,250           -        33,250
                       ------  ---------- ----------  ----------  -------------
September 30, 1995      1,000      35,000    198,749   2,293,501     2,528,250

Change in net unrealized
  holding gains on
  investment securities
  available for sale        -          -           -    (767,584)     (767,584)

  Net loss                  -          -     (15,620)          -       (15,620)
                       ------  ---------- ----------  ----------  -------------
September 30, 1996      1,000      35,000    183,129   1,525,917     1,745,046

Change in net unrealized
  holding gains on
  investment securities
  available for sale        -           -          -     436,876       436,876

  Net loss                  -           -    (16,971)          -       (16,971)
                       ------  ---------- ----------  ----------  -------------
September 30, 1997      1,000   $  35,000  $ 166,158  $1,962,793   $ 2,164,951
                       ======  ========== ==========  ==========  =============

               See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION

         (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                            STATEMENTS OF CASH FLOWS


                                                   Year Ended September 30,
                                         ---------------------------------------
                                             1997          1996         1995
                                         ------------  ------------ ------------
OPERATING ACTIVITIES:
Net income (loss)                         $  (16,971)      (15,620)  $   33,250
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
   Amortization of bond issuance costs       177,648       299,262       20,160
   Deferred income taxes                       4,300       (38,774)      44,700
   Recognition of discount on investments    250,896       393,950       67,261
   Change in:
     Interest receivable                      34,446        54,610     (347,543)
     Interest payable on bonds               (60,065)     (119,232)     703,097
     Bond redemptions payable                198,000       102,000      167,756
     Receivable from parent                   18,689        40,794    3,265,854
     Other                                     1,356        (1,802)       1,684
                                         ------------  ------------ ------------
   Net cash provided by                      608,299       715,188    3,956,219
     operating activities

FINANCING ACTIVITIES:
   Issuance of mortgage-backed bonds               -             -   54,400,000
   Purchase of investments pursuant to
      mortgage-backed bonds                        -             -  (52,827,183)
   Bond issuance costs incurred                    -             -   (1,875,654)
   Mortgage-backed bonds called                    -             -   (1,481,022)
   Redemption of mortgage-backed bonds    (5,093,000)   (8,575,000)    (611,894)
   Sale of investments and funds
      pursuant to mortgage-backed                  -             -    1,473,266
   Principal redemption on investments
      pursuant to mortgage-backed bonds    4,665,098     7,403,624    1,319,795
   Dividend payment to parent                      -             -   (3,323,050)
                                         ------------  ------------ ------------
   Net cash used in financing activities    (427,902)   (1,171,376)  (2,925,742)
                                         ------------  ------------ ------------

INCREASE (DECREASE) IN CASH                  180,397      (456,188)   1,030,477
CASH AT BEGINNING OF PERIOD                  591,051     1,047,239       16,762
                                         ------------  ------------ ------------
CASH AT END OF PERIOD                     $  771,448    $  591,051   $1,047,239
                                         ============  ============ ============


               See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION

         (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                Years ended September 30, 1997, 1996 and 1995


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

The Company has filed Registration Statements under the Securities Act of 1933 (the Act) with the Securities and Exchange Commission, pursuant to which $900,000,000 in aggregate principal amount of the Company's mortgage-backed bonds were registered under the Act. At September 30, 1997, the Company has issued thirty-four series of bonds with an aggregate original principal amount of $529,950,000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities during fiscal 1995. Investments pursuant to mortgage-backed securities are classified as available for sale, and are carried at market value based upon quoted market prices with a cost of $38,828,738 and $43,744,731 at September 30, 1997 and 1996, respectively.

The Company's collateral for outstanding mortgage-backed bonds is classified as available for sale, and such securities are not salable before the bonds are callable, at some future date. In addition, the market value of GNMA and FNMA securities fluctuate significantly as interest rates change; therefore, the market value of such securities as of the future redemption dates may vary significantly from the current date, and the realization of any unrealized gain is not assured. When the market is such that the value of the securities is less than the amortized cost, the Company has the expectation that such securities would be held to maturity as collateral for the related mortgage-backed bonds, and the Company would not realize any unrealized losses. Thus, no tax benefit would be recognized for unrealized losses for the Company's investment in available for sale securities. The Company does recognize deferred tax liabilities resulting from unrealized gains on available for sale securities.

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

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This statement does not have a material effect on the Company's financial statements.

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

The issuance of six series of bonds with an aggregate original principal amount of $176,145,000 and the related purchase of collateral certificates has been accounted for financial reporting purposes as a sale. Accordingly, the assets, liabilities, interest income, and interest expense relating to these series do not appear on the financial statements of the Company. At September 30, 1997 and 1996, the aggregate amount outstanding was approximately $17,485,930 and $22,293,000, respectively.


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

As of September 30, 1997 and 1996, the Company's deferred tax liability included $1,308,527 and $1,017,276, respectively in deferred tax liabilities related to the unrealized holding gains on investment securities available for sale. The liabilities offset deferred tax assets of $40,365 and $44,665 for fiscal 1997 and 1996, respectively, resulting from income recognition differences for residual interests.

5. RELATED PARTY TRANSACTIONS

The Company maintains an agreement with the Parent, stating that Premier may advance excess cash to the Parent for a specified period of time and the Parent shall pay interest to Premier at the stated rate of one-half of one percent over the broker call rate. At September 30, 1997 and 1996, $3,004 and $21,693, respectively, was receivable from the Parent.

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

The Company is charged for certain expenses by the Parent based on specifically identified cost allocations. In addition, the Company's Parent provides the Company with accounting and administrative services, including services of officers. For fiscal years ended 1997, 1996 and 1995, the Company was charged $21,000, $20,000, and $19,000, respectively for such services. These charges are subject to periodic reevaluation based upon the number of mortgage-backed bond series' outstanding and the nature of services provided. The Company's costs are not necessarily indicative of the costs that would have been incurred had the Company operated independently.

During fiscal 1995, the Company paid a management fee of $101,463 and brokerage commissions of $6,000 to its affiliate, Piper Jaffray Inc. (Piper Jaffray), for services relating to the sale, to a non-affiliated third party, of residual interests on one series of mortgage-backed bonds. No bonds were issued or called in fiscal years 1997 or fiscal 1996. These fees and commissions were included in general and administrative expenses in the Statement of Operations.

In connection with the issuance of mortgage-backed bonds, Piper Jaffray, acting as underwriter, received underwriting discounts of $468,337 for the year ended September 30, 1995. These costs are capitalized on the Company's statement of financial condition as unamortized bond issuance costs.

6. SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

The Company paid $3,588,159, $4,180,916 and $2,809,389 of interest expense for fiscal years 1997, 1996 and 1995, respectively.

The Company paid $14,267 and $50,597 of income taxes to the Parent for fiscal years 1997 and 1995, respectively. During fiscal 1996, the Company received a $29,344 refund from the Parent for tax benefits.

7. SUBSEQUENT EVENT

On December 15, 1997, the Company's Parent announced a definitive agreement to merge with U.S. Bancorp. The $730 million cash transaction, $37.25 per share, is expected to close in the second calendar quarter of 1998, subject to regulatory and shareholder approval.

On December 29, 1997 the Company plans to redeem the Series 1990-II Bonds.















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

   27      Financial Data Schedule.

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


                         PREMIER ACCEPTANCE CORPORATION
                                  (Registrant)

By:


/s/Brian Ranallo
BRIAN J. RANALLO
President and Director



/s/Deborah K. Roesler
DEBORAH K. ROESLER
Treasurer (Principal Financial and
Accounting Officer) and Director



Dated: December 19, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:


/s/Frank Fairman                 Director    /s/David B. Holden       Director
FRANCIS E. FAIRMAN, IV                       DAVID B. HOLDEN


/s/Mark A. Lindgren              Director    /s/Thomas Stanberry      Director
MARK A. LINDGREN                             THOMAS E. STANBERRY


                                 Director    /s/Brad Zilka            Director
CHARLES NEERLAND                             BRADLEY F. ZILKA


Dated: December 19, 1997

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

23 Consent of Deloitte & Touche llp, Independent Auditors.            electronic
                                                                    transmission

27 Financial Data Schedule.                                           electronic
                                                                    transmission

                                                                      Exhibit 23


                          INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in Registration Statement No. 33-33261 on Form S-3 of our report dated November 5, 1997 (December 15, 1997 as to Note 7), appearing in this Annual Report on Form 10-K of Premier Acceptance Corporation for the year ended September 30, 1997.



/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
December 19, 1997