Form 10-Q
period 1997-12-31
PREMIER ACCEPTANCE CORP /MN/
filed 1998-02-12
CIK 833374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended   December 31, 1997


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No


1,000 Common shares were outstanding as of December 31, 1997, and were wholly owned by Piper Jaffray Companies Inc.

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

PART I  FINANCIAL INFORMATION

Item I.   Financial Statements

                         PREMIER ACCEPTANCE CORPORATION

           (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                        STATEMENTS OF FINANCIAL CONDITION


                                               December 31,      September 30,
                                                   1997               1997
                                             ----------------   ----------------
                                                (unaudited)
ASSETS
Cash                                            $  1,009,961       $    771,448
Interest receivable                                  255,575            271,887
Investments available for sale,
  carried at market value                         39,703,540         42,100,057
Receivable from Parent                                     -              3,004
Unamortized bond issuance costs                    1,463,164          1,547,387
                                             ----------------   ----------------
                                                $ 42,432,240       $ 44,693,783
                                             ================   ================

LIABILITIES AND STOCKHOLDER'S EQUITY
Mortgage-backed bonds payable                   $ 37,827,000       $ 40,240,000
Interest payable on bonds                            522,764            550,313
Bond redemption payable                              717,000            469,000
Note payable to Parent                                   351                  -
Deferred tax liabilities                           1,240,980          1,268,162
Other liabilities                                      1,285              1,357
                                             ----------------   ----------------
                                                  40,309,380         42,528,832

Stockholder's equity:
  Common stock, $1 par value, 1,000 shares
    authorized, issued and outstanding                 1,000              1,000
  Additional paid-in capital                          35,000             35,000
  Net unrealized holding gains on investment
   securities available for sale                   1,921,910          1,962,793
  Retained earnings                                  164,950            166,158
                                             ----------------   ----------------
                                                   2,122,860          2,164,951
                                             ----------------   ----------------
                                                $ 42,432,240       $ 44,693,783
                                             ================   ================


                 See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION

           (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                         Three months ended
                                                             December 31,
                                                     ------------- -------------
                                                          1997          1996
                                                     ------------- -------------
REVENUE:
  Interest income                                     $   788,707    $  913,104
  Interest expense                                        814,656       916,732
                                                     ------------- -------------
    Net interest expense                                   25,949         3,628

  Net gain on accretion of discount on investments        118,482        43,997
                                                     ------------- -------------
  Total revenue                                            92,533        40,369

EXPENSE:
  Amortization of bond issuance costs on redemptions       84,223        31,210
  General and administrative costs                         10,290        10,920
                                                     ------------- -------------

  Total expense                                            94,513        42,130
                                                     ------------- -------------

LOSS BEFORE INCOME TAX BENEFIT                             (1,980)       (1,761)
INCOME TAX BENEFIT                                           (772)         (687)
                                                     ------------- -------------
NET LOSS                                              $    (1,208)   $   (1,074)
                                                     ============= =============


                 See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION

           (a wholly owned subsidiary of Piper Jaffray Companies Inc.)


                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                        Three Months Ended
                                                            December 31,
                                                  ------------------------------
                                                       1997            1996
                                                  --------------  --------------
OPERATING ACTIVITIES:
Net loss                                           $     (1,208)   $     (1,074)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Amortization of bond issuance costs                   84,223          31,210
   Deferred income taxes                                     73          (2,042)
   Recognition of discount on investments               118,482          43,997
   Change in:
     Interest receivable                                 16,312           6,042
     Interest payable on bonds                          (27,549)         (4,103)
     Bond redemptions payable                           248,000         145,000
     Receivable from parent                               3,004           5,774
     Other                                                  (72)          1,494
                                                  --------------  --------------
        Net cash provided by operating activities       441,265         226,298

FINANCING ACTIVITIES:
   Redemption of mortgage-backed bonds               (2,413,000)       (894,000)
   Principal redemption on investments pursuant
     to mortgage-backed bond                          2,209,897         818,333
   Net issuance of notes payable to Parent                  351               -
                                                  --------------  --------------
         Net cash used in financing activities         (202,752)        (75,667)
                                                  --------------  --------------

INCREASE IN CASH                                        238,513         150,631
CASH AT BEGINNING OF PERIOD                             771,448         591,051
                                                  --------------  --------------
CASH AT END OF PERIOD                              $  1,009,961    $    741,682
                                                  ==============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (refunded) during the three months ended for:
      Interest                                     $    842,205    $    920,835
      Income taxes paid to (refunded from) Parent  $        846    $       (686)


                 See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION

           (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                  Three Months Ended December 31, 1997 and 1996


1.  ORGANIZATION AND BUSINESS ACTIVITY

The Company is a wholly owned subsidiary of Piper Jaffray Companies Inc. (the "Parent"). The Company's Certificate of Incorporation limits the business activities in which it may engage to activities in connection with or related to the issuance of mortgage-backed bonds, as described in Note 3.

On December 15, 1997, the Company's Parent announced an agreement of merger with U.S. Bancorp. The merger, which is subject to shareholder and regulatory approval, is expected to close in the second calendar quarter of 1998.

The Company's activities include the issuance and sale of securities collateralized by certain mortgage related investments (certificates), directly or through trusts formed by the Company, and the investment of the proceeds in such certificates. The Company or such trusts purchase the certificates prior to or simultaneously with the issuance of the mortgage-backed bonds.

The Company has filed Registration Statements under the Securities Act of 1933 (the Act) with the Securities and Exchange Commission, pursuant to which $900,000,000 in aggregate principal amount of the Company's mortgage-backed bonds were registered under the Act. At December 31, 1997, the Company has issued thirty-four series of bonds with an aggregate original principal amount of $529,950,000.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments pursuant to mortgage-backed securities are classified as available for sale, and are carried at market value based upon quoted market prices with a cost of $36,500,359 and $38,828,738 at December 31, 1997 and September 30, 1997,
respectively.

The Company's collateral for outstanding mortgage-backed bonds is classified as available for sale and such securities are not salable before the bonds are callable, at some future date. In addition, the market value of GNMA and FNMA securities fluctuate significantly as interest rates change; therefore, the market value of such securities as of the future redemption dates may vary significantly from the current date, and the realization of any unrealized gain is not assured. When the market is such that the value of the securities is less than the amortized cost, the Company has the expectation that such securities would be held to maturity as collateral for the related mortgage-backed bonds, and the Company would not recognize any unrealized losses or related tax benefits. Thus, no tax benefit would be recognized for unrealized losses for the Company's investment in available for sale securities. The Company does recognize deferred tax liabilities resulting from unrealized gains on available for sale securities.

Unamortized bond issuance costs consist of underwriting and other expenses of issuance and distribution. Such costs are amortized as bonds are redeemed.

Cash includes monthly principal and interest payments from investments pursuant to mortgage-backed bonds, plus any reinvestment income thereon, which are used to pay interest and redeem mortgage-backed bonds during the month following receipt.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1997. The results of operations for the three months ended December 31, 1997, are not necessarily indicative of the results to be expected for the year ending September 30, 1998.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The statement of financial condition as of December 31, 1997 and the information for the periods ended December 31, 1997 and 1996, is unaudited, but management of the Company believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results of operations for the periods have been included.

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

Bonds outstanding at December 31, 1997, have stated maturities through 2025 and interest rates ranging from 8% to 8.15%. The actual maturities may be shortened by prepayments on related collateral.

The issuance of six series of bonds with an aggregate original principal amount of $176,145,000 and the related purchase of collateral certificates has been accounted for financial reporting purposes as a sale. Accordingly, the assets, liabilities, interest income, and interest expense relating to these series do not appear on the financial statements of the Company. At December 31, 1997, and September 30, 1997, the aggregate amount outstanding was approximately $11,610,000 and $17,486,000, respectively.

On December 29, 1997 the Company redeemed the outstanding bonds for the Series 1990-II, original principal of $50,000,000, which had been originally accounted for as a sale. The redemption had no affect on the financial statements of the Company.

4.  RELATED PARTY TRANSACTIONS

The Company maintains an agreement with the Parent, stating that Premier may advance excess cash to the Parent for a specified period of time and the Parent shall pay interest to Premier at the stated rate of one-half of one percent over the broker call rate. During the three months ended December 31, 1997 and 1996 the Company received $83 and $270 interest, respectively. At December 31, 1997, $351 was payable to the Parent and at September 30, 1997, $3,004 was receivable from the Parent.

The Company is charged for certain expenses by the Parent based on specifically identified cost allocations. In addition, the Company's Parent provides the Company with accounting and administrative services, including services of officers. For the three months ended December 31, 1997 and 1996, the Company was charged $5,250 and $5,250, respectively, for such accounting services. These charges are subject to periodic reevaluation based upon the number of mortgage-backed bond series outstanding and the nature of services provided. The Company's costs are not necessarily indicative of the costs that would have been incurred had the Company operated independently.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On December 15, 1997, the Company's Parent announced an agreement of merger with U.S. Bancorp. The merger, which is subject to shareholder and regulatory approval, is expected to close in the second calendar quarter of 1998.

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

Results of Operations

The Company's interest income and interest expense are directly related to the issuance and sale of mortgage-backed bonds. The Company recorded net interest expense of $25,949 for the three months ended December 31, 1997 and net interest expense of $3,628 for the same three months of the prior year, which related to the fiscal 1995 sale of residual interests in one series of mortgage-backed bonds. The Company anticipates that it will incur additional interest expense in future years relating to the sale of such residual interests.

PART II.   OTHER INFORMATION:

Item 6.    Exhibits and Reports on Form 8-K

           (a).Exhibits

               27  -  Financial  Data  Schedule  -  EDGAR  version  only
                      (filed electronically).


           (b).Reports on Form 8-K

               The Company was not required to file any reports on Form 8-K to the Securities and Exchange Commission during the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      PREMIER ACCEPTANCE CORPORATION
                                             (Registrant)





Dated February 12, 1998               /s/ Deborah K. Roesler
                                      DEBORAH K. ROESLER
                                      Treasurer (Principal Financial and
                                      Accounting Officer)