Form 10-Q
period 1998-03-31
PREMIER ACCEPTANCE CORP /MN/
filed 1998-05-15
CIK 833374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended   March 31, 1998


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

1,000 Common shares were outstanding as of March 31, 1998, and were wholly owned by U.S. Bancorp Piper Jaffray Companies Inc., a wholly owned subsidiary of U.S. Bancorp.

The Registrant meets the conditions set forth in GeneraL Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                         PREMIER ACCEPTANCE CORPORATION

                   (a wholly owned subsidiary of U.S. Bancorp)



                                TABLE OF CONTENTS

                                                                      Page
                                                                      Number


Part I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements:

                  Statements of Financial Condition                     3

                  Statements of Operations                              4

                  Statements of Cash Flows                              5

                  Notes to Financial Statements                         6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   8

Part II. OTHER INFORMATION:

         Item 5.  Other Information                                     9

         Item 6.  Exhibits and Reports on Form 8-K                      9

         Signatures                                                    10

PART I  FINANCIAL INFORMATION

Item I.   Financial Statements

                         PREMIER ACCEPTANCE CORPORATION

                  (a wholly owned subsidiary of U.S. Bancorp)

                        STATEMENTS OF FINANCIAL CONDITION


                                               March 31,         September 30,
ASSETS                                           1998                 1997
                                           ----------------     ----------------
                                              (unaudited)
Cash                                          $  1,964,956         $    771,448
Interest receivable                                231,342              271,887
Investments available for sale, carried at
     market value                               37,819,525           42,100,057

Receivable from Parent                                   -                3,004
                                           ----------------     ----------------
Unamortized bond issuance costs                  1,338,067            1,547,387
                                           ----------------     ----------------
                                              $ 41,353,890         $ 44,693,783
                                           ================     ================

LIABILITIES AND STOCKHOLDER'S EQUITY

Mortgage-backed bonds payable                 $ 34,243,000         $ 40,240,000
Interest payable on bonds                          493,795              550,313
Bond redemption payable                          1,673,000              469,000
Note payable to Parent                               8,999                    -
Deferred tax liabilities                         1,871,112            1,268,162
Other liabilities                                    1,198                1,357
                                           ----------------     ----------------
                                                38,291,104           42,528,832

Stockholder's equity:
 Common stock, $1 par value, 1,000 shares
   authorized, issued and outstanding                1,000                1,000
 Additional paid-in capital                         35,000               35,000
 Net unrealized holding gains on investment
   securities available for sale                 2,867,108            1,962,793
 Retained earnings                                 159,678              166,158
                                           ----------------     ----------------
                                                 3,062,786            2,164,951
                                           ----------------     ----------------
                                              $ 41,353,890         $ 44,693,783
                                           ================     ================


                 See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION

                   (a wholly owned subsidiary of U.S. Bancorp)

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                             Three Months Ended               Six Months Ended
                                                   March 31,                      March 31,
                                          -----------------------------------------------------------
                                               1998          1997              1998          1997
                                          ------------- --------------    ------------- -------------
REVENUES:
  Interest income                          $   732,098   $    886,546      $ 1,520,805   $ 1,799,650
  Interest expense                             771,610        898,264        1,586,266     1,814,996
                                          ------------- --------------    ------------- -------------
    Net interest expense                        39,512         11,718           65,461        15,346

  Net gain on accretion of discount on
    investments                                175,534         69,492          294,016       113,489
                                          ------------- --------------    ------------- -------------
  Total revenue                                136,022         57,774          228,555        98,143

EXPENSES:
  Amortization of bond issuance costs
    on redemptions                              125,097         49,282          209,320        80,492
  General and administrative costs              19,568         31,594           29,858        42,514
                                          ------------- --------------    ------------- -------------
  Total expenses                               144,665         80,876          239,178       123,006
                                          ------------- --------------    ------------- -------------

LOSS BEFORE INCOME TAX BENEFIT                  (8,643)       (23,102)         (10,623)      (24,863)
INCOME TAX BENEFIT                               3,371          8,512            4,143         9,199
                                          ------------- --------------    ------------- -------------
NET LOSS                                   $    (5,272)  $    (14,590)     $    (6,480)  $   (15,664)
                                          ============= ==============    ============= =============



                 See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION

                   (a wholly owned subsidiary of U.S. Bancorp)


                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                       Six Months Ended
                                                           March 31,
                                                  -----------------------------
                                                      1998            1997
                                                  -------------- --------------
OPERATING ACTIVITIES:
Net loss                                           $     (6,480)  $    (15,664)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Amortization of bond issuance costs                   209,320         80,492
  Deferred income taxes                                      73         (2,029)
  Recognition of discount on investments                294,016        113,489
  Change in:
    Interest receivable                                  40,545         15,579
    Interest payable on bonds                           (56,518)       (21,799)
    Bond redemptions payable                          1,204,000        182,000
    Receivable from parent                                3,004         21,395
    Other                                                  (159)         1,449
                                                  -------------- --------------
      Net cash provided by operating activities       1,687,801        374,912

FINANCING ACTIVITIES:
   Redemption of mortgage-backed bonds               (5,997,000)    (2,304,000)
   Principal redemption on investments pursuant
     to mortgage-backed bonds                         5,493,708      2,109,869
   Net issuance of notes payable to Parent                8,999              -
                                                  -------------- --------------
      Net cash used in financing activities            (494,293)      (194,131)
                                                  -------------- --------------

INCREASE IN CASH                                      1,193,508        180,781
CASH AT BEGINNING OF PERIOD                             771,448        591,051
                                                  -------------- --------------
CASH AT END OF PERIOD                              $  1,964,956   $    771,832
                                                  ============== ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (refunded) during the six months ended for:
     Interest                                      $  1,642,784    $ 1,836,795
     Income taxes paid to (refunded from) Parent   $      8,508    $    (9,697)

                 See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION

                   (a wholly owned subsidiary of U.S. Bancorp)

                          NOTES TO FINANCIAL STATEMENTS

                    Six Months Ended March 31, 1998 and 1997


1.  ORGANIZATION AND BUSINESS ACTIVITY

The Company is a wholly owned subsidiary of U.S. Bancorp Piper Jaffray Companies Inc. (the "Parent") which is a wholly owned subsidiary of U.S. Bancorp. The Company's Certificate of Incorporation limits the business activities in which it may engage to activities in connection with or related to the issuance of mortgage-backed bonds, as described in Note 3.

The Company's activities include the issuance and sale of securities collateralized by certain mortgage related investments (certificates), directly or through trusts formed by the Company, and the investment of the proceeds in such certificates. The Company or such trusts purchase the certificates prior to or simultaneously with the issuance of the mortgage-backed bonds.

The Company has filed Registration Statements under the Securities Act of 1933 (the Act) with the Securities and Exchange Commission, pursuant to which $900,000,000 in aggregate principal amount of the Company's mortgage-backed bonds were registered under the Act. At March 31, 1998, the Company has issued thirty-four series of bonds with an aggregate original principal amount of $529,950,000.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments pursuant to mortgage-backed securities are classified as available for sale, and are carried at market value based upon quoted market prices with a cost of $33,041,013 and $38,828,738 at March 31, 1998 and September 30, 1997,
respectively.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1997. The results of operations for the six months ended March 31, 1998, are not necessarily indicative of the results to be expected for the year ending September 30, 1998.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The statement of financial condition as of March 31, 1998 and the information for the periods ended March 31, 1998 and 1997, is unaudited, but management of the Company believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results of operations for the periods have been included.

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

Bonds outstanding at March 31, 1998, have stated maturities through 2025 and interest rates ranging from 8% to 8.15%. The actual maturities may be shortened by prepayments on related collateral.

The issuance of six series of bonds with an aggregate original principal amount of $176,145,000 and the related purchase of collateral certificates has been accounted for financial reporting purposes as a sale. Accordingly, the assets, liabilities, interest income, and interest expense relating to these series do not appear on the financial statements of the Company. At March 31, 1998, and September 30, 1997, the aggregate amount outstanding was approximately $10,852,000 and $17,486,000, respectively.

4.  RELATED PARTY TRANSACTIONS

The Company maintains an agreement with the Parent, stating that Premier may advance excess cash to the Parent for a specified period of time and the Parent shall pay interest to Premier at the stated rate of one-half of one percent over the broker call rate. During the six months ended March 31, 1998 and 1997 the Company received $24 and $290 in interest, respectively.

The Company is charged for certain expenses by the Parent based on specifically identified cost allocations. In addition, the Company's Parent provides the Company with accounting and administrative services, including services of officers. For the six months ended March 31, 1998 and 1997, the Company was charged $10,500 and $10,500, respectively, for such accounting services. These charges are subject to periodic reevaluation based upon the number of mortgage-backed bond series outstanding and the nature of services provided. At March 31, 1998, $8,999 was payable to the Parent and at September 30, 1997, $3,004 was receivable from the Parent. The Company's costs are not necessarily indicative of the costs that would have been incurred had the Company operated independently.

5. SUBSEQUENT EVENT

On April 27, 1998 the Company redeemed the outstanding bonds for the Series 1989-E, original principal of $50,000,000, which had been originally accounted for as a sale. The redemption had no affect on the financial statements of the Company.

On April 30, 1998, the shareholders of Piper Jaffray Companies Inc. (the Parent company of Premier Acceptance Corporation) approved the acquisition of the Parent by U.S. Bancorp. The acquisition closed on May 1, 1998 and was accounted for as a purchase transaction. At the time of the acquisition, the Parent changed its name to U.S. Bancorp Piper Jaffray Companies Inc.

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

Results of Operations

The Company's interest income and interest expense are directly related to the issuance and sale of mortgage-backed bonds. The Company recorded net interest expense of $65,461 for the six months ended March 31, 1998 and net interest expense of $15,346 for the same six months of the prior year, which related to the fiscal 1995 sale of residual interests in one series of mortgage-backed bonds. The Company anticipates that it will incur additional interest expense in future years relating to the sale of such residual interests.

PART II.  OTHER INFORMATION:

Item 5.  Other Information

Change in Parent Company

The Registrant is a wholly owned subsidiary of U.S. Bancorp Piper Jaffray Companies Inc., formerly known as Piper Jaffray Companies Inc. On May 1, 1998 U.S. Bancorp acquired Piper Jaffray Companies Inc. pursuant to an Agreement and Plan of Merger dated as of December 14, 1997 by and among Piper Jaffray Companies Inc., U.S. Bancorp and Cub Acquisition Corporation (the "Merger"). Also on May 1, 1998, the name of Piper Jaffray Companies Inc. was changed to U.S. Bancorp Piper Jaffray Companies Inc. As a result of the Merger, the Registrant became a wholly owned subsidiary of U.S. Bancorp held through U.S. Bancorp Piper Jaffray Companies Inc.

Item 6.  Exhibits and Reports on Form 8-K

          (a). Exhibits

               27 - Financial Data Schedule - EDGAR version only (filed electronically).


          (b). Reports on Form 8-K

               The Company was not required to file any reports on Form 8-K to the Securities and Exchange Commission during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          PREMIER ACCEPTANCE CORPORATION
                          (Registrant)





Dated May 15, 1998        /s/Deborah K. Roesler
                          DEBORAH K. ROESLER
                          Treasurer (Principal Financial and Accounting Officer)