Form 10-Q
period 1998-06-30
PREMIER ACCEPTANCE CORP /MN/
filed 1998-08-14
CIK 833374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended   June 30, 1998


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No


1,000 Common shares were outstanding as of June 30, 1998, and were wholly owned by U.S. Bancorp Piper Jaffray Companies Inc., a wholly owned subsidiary of U.S. Bancorp.

The Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                         PREMIER ACCEPTANCE CORPORATION

                   (a wholly owned subsidiary of U.S. Bancorp)



                                TABLE OF CONTENTS

                                                                          Page
                                                                        Number


Part I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements:

                  Statements of Financial Condition                          3

                  Statements of Operations                                 4-5

                  Statements of Cash Flows                                   6

                  Notes to Financial Statements                              7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        9

Part II. OTHER INFORMATION:

         Item 5.  Other Information                                         10

         Item 6.  Exhibits and Reports on Form 8-K                          10

         Signatures                                                         11

PART I  FINANCIAL INFORMATION

Item I.   Financial Statements

                         PREMIER ACCEPTANCE CORPORATION

                   (a wholly owned subsidiary of U.S. Bancorp)

                        STATEMENTS OF FINANCIAL CONDITION


                                                        June 30,          September 30,
ASSETS                                                    1998                 1997
                                                     ----------------    -----------------
                                                       (unaudited)
Cash                                                    $  1,051,556         $    771,448
Interest receivable                                          202,471              271,887
Investments available for sale, carried at
  market value                                            34,500,297           42,100,057
Receivable from Parent                                         3,645                3,004
Unamortized bond issuance costs                            1,200,028            1,547,387
                                                     ----------------    -----------------
                                                        $ 36,957,997         $ 44,693,783
                                                     ================    =================

LIABILITIES AND STOCKHOLDER'S EQUITY

Mortgage-backed bonds payable                           $ 30,285,000         $ 40,240,000
Interest payable on bonds                                    422,969              550,313
Bond redemption payable                                      794,000              469,000
Deferred tax liabilities                                   2,086,987            1,268,162
Other liabilities                                              1,026                1,357
                                                     ----------------    -----------------
                                                          33,589,982           42,528,832

Stockholder's equity:
  Common stock, $1 par value, 1,000 shares
    authorized, issued and outstanding                         1,000                1,000
  Additional paid-in capital                                 195,652               35,000
  Net unrealized holding gains on investment
    securities available for sale                          3,166,883            1,962,793
  Retained earnings                                            4,480              166,158
                                                     ----------------    -----------------
                                                           3,368,015            2,164,951
                                                     ----------------    -----------------
                                                        $ 36,957,997         $ 44,693,783
                                                     ================    =================


                 See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION

                   (a wholly owned subsidiary of U.S. Bancorp)

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                      Pre-Acquisition   Post-Acquisition
                                        Seven Months       Two Months
                                           Ended             Ended                     Nine Months Ended
                                         April 30,          June 30,                        June 30,
                                      -----------------------------------    -----------------------------------
                                            1998              1998                 1998             1997
                                      ----------------- -----------------    ----------------- -----------------
REVENUES:
  Interest income                          $ 1,743,549       $   429,006          $ 2,172,555       $ 2,658,670
  Interest expense                           1,827,302           447,838            2,275,140         2,684,937
                                      ----------------- -----------------    ----------------- -----------------
    Net interest expense                        83,753            18,832              102,585            26,267

  Net gain on accretion of discount
    on investments                             373,355           111,944              485,299           179,718
                                      ----------------- -----------------    ----------------- -----------------
  Total revenue                                289,602            93,112              382,714           153,451

EXPENSES:
  Amortization of bond issuance
    costs on redemptions                       267,379            79,980              347,359           126,858
  General and administrative costs              31,249             5,788               37,037            52,231
                                      ----------------- -----------------    ----------------- -----------------

  Total expenses                               298,628            85,768              384,396           179,089
                                      ----------------- -----------------    ----------------- -----------------

NET INCOME (LOSS) BEFORE INCOME TAXES           (9,026)            7,344               (1,682)          (25,638)
INCOME TAXES (BENEFIT)                          (3,520)            2,864                 (656)           (9,486)
                                      ----------------- -----------------    ----------------- -----------------
NET INCOME (LOSS)                          $    (5,506)      $     4,480          $    (1,026)      $   (16,152)
                                      ================= =================    ================= =================


                 See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION

                   (a wholly owned subsidiary of U.S. Bancorp)

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                      Pre-Acquisition   Post-Acquisition
                                         One Months        Two Months
                                           Ended             Ended                    Three Months Ended
                                         April 30,          June 30,                        June 30,
                                      -----------------------------------    -----------------------------------
                                            1998              1998                 1998             1997
                                      ----------------- -----------------    ----------------- -----------------
REVENUES:
  Interest income                          $   222,744       $   429,006          $   651,750       $   859,020
  Interest expense                             241,036           447,838              688,874           869,941
                                      ----------------- -----------------    ----------------- -----------------
    Net interest expense                        18,292            18,832               37,124            10,921

  Net gain on accretion of discount
    on investments                              79,339           111,944              191,283            66,229
                                      ----------------- -----------------    ----------------- -----------------
  Total revenue                                 61,047            93,112              154,159            55,308

EXPENSES:
  Amortization of bond issuance
    costs on redemptions                        58,059            79,980              138,039            43,366
  General and administrative costs               1,391             5,788                7,179             9,717
                                      ----------------- -----------------    ----------------- -----------------

  Total expenses                                59,450            85,768              145,218            56,083
                                      ----------------- -----------------    ----------------- -----------------

NET INCOME (LOSS) BEFORE INCOME TAXES            1,597             7,344                8,941              (775)
INCOME TAXES (BENEFIT)                             623             2,864                3,487              (287)
                                      ----------------- -----------------    ----------------- -----------------
NET INCOME (LOSS)                          $       974       $     4,480          $     5,454       $      (488)
                                      ================= =================    ================= =================



                 See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION

                   (a wholly owned subsidiary of U.S. Bancorp)


                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                      Pre-Acquisition   Post-Acquisition
                                        Seven Months       Two Months
                                           Ended             Ended                     Nine Months Ended
                                         April 30,          June 30,                        June 30,
                                      -----------------------------------    -----------------------------------
                                            1998              1998                  1998             1997
                                      ----------------- -----------------    ----------------- -----------------
OPERATING ACTIVITIES:
Net income (loss)                          $    (5,506)      $     4,480          $    (1,026)      $   (16,152)
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
  Amortization of bond issuance costs          267,379            79,980              347,359           126,858
  Deferred income taxes                        (59,677)            7,636              (52,041)           (2,029)
  Recognition of discount on investments       373,355           111,944              485,299           179,718
  Change in:
    Interest receivable                         51,775            17,641               69,416            24,590
    Interest payable on bonds                  (79,603)          (47,741)            (127,344)          (43,004)
    Bond redemptions payable                 1,196,000          (871,000)             325,000            35,000
    Receivable from parent                       3,004            (3,645)                (641)           21,384
    Other                                         (214)             (117)                (331)            1,399
                                      ----------------- -----------------    ----------------- -----------------
      Net cash provided by (used in)
        operating activities                 1,746,513          (700,822)           1,045,691           327,764

FINANCING ACTIVITIES:
  Redemption of mortgage-backed bonds       (7,662,000)       (2,293,000)          (9,955,000)       (3,635,000)
  Principal redemption on investments
    pursuant to mortgage-backed bonds        7,087,667         2,101,750            9,189,417         3,329,037
  Net issuance of notes payable
     to Parent                                     348              (348)                   -                 -
                                      ----------------- -----------------    ----------------- -----------------
      Net cash used in
        financing activities                  (573,985)         (191,598)            (765,583)         (305,963)
                                      ----------------- -----------------    ----------------- -----------------

INCREASE IN CASH                             1,172,528          (892,420)             280,108            21,801
CASH AT BEGINNING OF PERIOD                    771,448         1,943,976              771,448           591,051
                                      ----------------- -----------------    ----------------- -----------------
CASH AT END OF PERIOD                      $ 1,943,976       $ 1,051,556          $ 1,051,556       $   612,852
                                      ================= =================    ================= =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid (refunded) during the period ended for:
     Interest                              $ 1,906,905       $   495,579          $ 2,402,484       $  2,727,941
     Income taxes paid to
      (refunded from)Parent                $    11,982       $     4,772          $    16,754       $     (9,998)


                 See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION

                   (a wholly owned subsidiary of U.S. Bancorp)

                          NOTES TO FINANCIAL STATEMENTS

                    Nine Months Ended June 30, 1998 and 1997


1.  ORGANIZATION AND BUSINESS ACTIVITY

The Company is a wholly owned subsidiary of U.S. Bancorp Piper Jaffray Companies Inc., formerly known as Piper Jaffray Companies Inc. (the "Parent"), which is a wholly owned subsidiary of U.S. Bancorp. On April 30, 1998, the shareholders of Piper Jaffray Companies Inc. approved the acquisition of the Parent by U.S. Bancorp. The acquisition closed on May 1, 1998 and was accounted for as a purchase transaction. At the time of the acquisition, the Parent changed its name to U.S. Bancorp Piper Jaffray Companies Inc. The Company's Certificate of Incorporation limits the business activities in which it may engage to activities in connection with or related to the issuance of mortgage-backed bonds, as described in Note 3.

The Company's activities include the issuance and sale of securities collateralized by certain mortgage related investments (certificates), directly or through trusts formed by the Company, and the investment of the proceeds in such certificates. The Company or such trusts purchase the certificates prior to or simultaneously with the issuance of the mortgage-backed bonds.

The Company has filed Registration Statements under the Securities Act of 1933 (the Act) with the Securities and Exchange Commission, pursuant to which $900,000,000 in aggregate principal amount of the Company's mortgage-backed bonds were registered under the Act. At June 30, 1998, the Company has issued thirty-four series of bonds with an aggregate original principal amount of $529,950,000.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments pursuant to mortgage-backed securities are classified as available for sale, and are carried at market value based upon quoted market prices with a cost of $29,222,159 and $38,828,738 at June 30, 1998 and September 30, 1997,
respectively.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1997. The results of operations for the period ended June 30, 1998, are not necessarily indicative of the results to be expected for the year. As a result of the May 1, 1998 acquisition, the statements of operations and cash flows for the three and nine months ended June 30, 1998 have been presented pre and post acquisition. This presentation provides the post acquisition periods as consolidated in the U.S. Bancorp consolidated financial statements.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The statement of financial condition as of June 30, 1998 and the information for the periods ended April 30, 1998 and June 30, 1998 and 1997, is unaudited, but management of the Company believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results of operations for the periods have been included.

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

Bonds outstanding at June 30, 1998, have stated maturities through 2025 and interest rates ranging from 8% to 8.15%. The actual maturities may be shortened by prepayments on related collateral.

The issuance of six series of bonds with an aggregate original principal amount of $176,145,000 and the related purchase of collateral certificates has been accounted for financial reporting purposes as a sale. Accordingly, the assets, liabilities, interest income, and interest expense relating to these series do not appear on the financial statements of the Company. At June 30, 1998, and September 30, 1997, the aggregate amount outstanding was approximately $5,113,000 and $17,486,000, respectively.

On April 27, 1998 the Company redeemed the outstanding bonds for the Series 1989-E, original principal of $50,000,000, which had been originally accounted for as a sale. The redemption had no affect on the financial statements of the Company.

4.  RELATED PARTY TRANSACTIONS

The Company maintains an agreement with the Parent, stating that Premier may advance excess cash to the Parent for a specified period of time and the Parent shall pay interest to Premier at the stated rate of one-half of one percent over the broker call rate. During the nine months ended June 30, 1998 and 1997 the Company received $96 and $248 in interest, respectively.

The Company is charged for certain expenses by the Parent based on specifically identified cost allocations. In addition, the Company's Parent provides the Company with accounting and administrative services, including services of officers. For the nine months ended June 30, 1998 and 1997, the Company was charged $15,750 and $15,750, respectively, for such accounting services. These charges are subject to periodic reevaluation based upon the number of mortgage-backed bond series outstanding and the nature of services provided. At June 30, 1998 and September 30, 1997, $3,645 and $3,004, respectively, was receivable from the Parent. The Company's costs are not necessarily indicative of the costs that would have been incurred had the Company operated independently.

5.   SUBSEQUENT EVENT

On July 31, 1998, the Company's Board of Directors approved a resolution to change the Company's year end from September 30 to December 31.


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

Results of Operations

The Company's interest income and interest expense are directly related to the issuance and sale of mortgage-backed bonds. The Company recorded net interest expense of $102,585 for the nine months ended June 30, 1998 and $26,267 for the same nine months of the prior year, which related to the fiscal 1995 sale of residual interests in one series of mortgage-backed bonds. The Company anticipates that it will incur additional interest expense in future years relating to the sale of such residual interests.

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

Change in Fiscal Year

On July 31, 1998, the Company's Board of Directors approved a resolution to change the Company's year end from September 30 to December 31.


Item 6.    Exhibits and Reports on Form 8-K

 (a). Exhibits

      27 - Financial Data Schedule - EDGAR version only (filed electronically).


 (b). Reports on Form 8-K
      The Company was not required to file any reports on Form 8-K to the Securities and Exchange Commission during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        PREMIER ACCEPTANCE CORPORATION
                                               (Registrant)





Dated August 14, 1998                   /s/Deborah K. Roesler
                                        DEBORAH K. ROESLER
                                        Treasurer (Principal Financial
                                        and Accounting Officer)