Form 10-Q
period 1997-12-31
PREMIER ACCEPTANCE CORP /MN/
filed 1998-09-14
CIK 833374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from October 1, 1997 to December 31, 1997


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


On July 31, 1998, the Company's Board of Directors approved a resolution to change the Company's year end from September 30 to December 31. As such, a Transition Report on Form 10-Q is being filed for the transition period from October 1, 1997 to December 31, 1997. This report contains the same information as was previously filed on Form 10-Q for the period ending December 31, 1997.



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




                                      PREMIER ACCEPTANCE CORPORATION
                                             (Registrant)





Dated September 14, 1998              /s/ Deborah K. Roesler
                                      DEBORAH K. ROESLER
                                      Treasurer (Principal Financial and
                                      Accounting Officer)