Form 10-Q
period 1998-09-30
PREMIER ACCEPTANCE CORP /MN/
filed 1998-11-12
CIK 833374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1998


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No


1,000 Common shares were outstanding as of September 30, 1998, and were wholly owned by U.S. Bancorp Piper Jaffray Companies Inc., a wholly owned subsidiary of U.S. Bancorp.

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

PART I  FINANCIAL INFORMATION

Item I.   Financial Statements

                         PREMIER ACCEPTANCE CORPORATION

                   (a wholly owned subsidiary of U.S. Bancorp)

                        STATEMENTS OF FINANCIAL CONDITION



                                              September 30,       September 30,
                                                  1998                1997
                                            ----------------    ----------------
                                               (unaudited)
ASSETS
Cash                                           $  1,470,846        $    771,448
Interest receivable                                 183,398             271,887
Investments available for sale,
  carried at market value                        29,752,111          42,100,057
Receivable from Parent                                  624               3,004
Unamortized bond issuance costs                   1,090,402           1,547,387
                                            ----------------    ----------------
                                               $ 32,497,381        $ 44,693,783
                                            ================    ================

LIABILITIES AND STOCKHOLDER'S EQUITY

Mortgage-backed bonds payable                  $ 27,146,000        $ 40,240,000
Interest payable on bonds                           393,300             550,313
Bond redemption payable                           1,224,000             469,000
Deferred tax liabilities                          1,399,278           1,268,162
Other liabilities                                       946               1,357
                                            ----------------    ----------------
                                                 30,163,524          42,528,832

Stockholder's equity:
  Common stock, $1 par value, 1,000 shares
    authorized, issued and outstanding                1,000               1,000
  Additional paid-in capital                      3,062,760              35,000
  Net unrealized holding gains (loss) on
    investment securities available for sale       (731,786)          1,962,793
  Retained earnings                                   1,883             166,158
                                            ----------------    ----------------
                                                  2,333,857           2,164,951
                                            ----------------    ----------------
                                               $ 32,497,381        $ 44,693,783
                                            ================    ================


                 See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION

                   (a wholly owned subsidiary of U.S. Bancorp)

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                          Pre-Acquisition   Post-Acquisition
                                            Four Months       Five Months
                                               Ended             Ended                     Nine Months Ended
                                             April 30,       September 30,                   September 30,
                                          -----------------------------------    -----------------------------------
                                                1998              1998                 1998              1997
                                          ----------------- -----------------    ----------------- -----------------
REVENUES:
  Interest income                              $   954,842       $ 1,008,960          $ 1,963,802       $ 2,576,409
  Interest expense                               1,012,646         1,063,308            2,075,954         2,611,362
                                          ----------------- -----------------    ----------------- -----------------
    Net interest expense                            57,804            54,348              112,152            34,953

  Net gain on accretion of discount
    on investments                                 254,873           264,474              519,347           206,899
                                          ----------------- -----------------    ----------------- -----------------
  Net revenue                                      197,069           210,126              407,195           171,946

EXPENSES:
  Amortization of bond issuance
    costs on redemptions                           183,156           189,605              372,761           146,438
  General and administrative costs                  20,959            17,434               38,393            50,685
                                          ----------------- -----------------    ----------------- -----------------
  Total expenses                                   204,115           207,039              411,154           197,123
                                          ----------------- -----------------    ----------------- -----------------

NET INCOME (LOSS) BEFORE INCOME TAXES               (7,046)            3,087               (3,959)          (25,177)
INCOME TAXES (BENEFIT)                              (2,748)            1,204               (1,544)           (9,280)
                                          ----------------- -----------------    ----------------- -----------------
NET INCOME (LOSS)                              $    (4,298)      $     1,883          $    (2,415)      $   (15,897)
                                          ================= =================    ================= =================



                 See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION

                   (a wholly owned subsidiary of U.S. Bancorp)

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)




                                                   Three Months Ended
                                                      September 30,
                                          -----------------------------------
                                                1998              1997
                                          ----------------- -----------------
REVENUES:
  Interest income                              $   579,954       $   830,843
  Interest expense                                 615,470           843,157
                                          ----------------- -----------------
    Net interest expense                            35,516            12,314

  Net gain on accretion of discount
    on investments                                 152,530            71,178
                                          ----------------- -----------------
  Net revenue                                      117,014            58,864

EXPENSES:
  Amortization of bond issuance
    costs on redemptions                           109,625            50,790
  General and administrative costs                  11,646             9,374
                                          ----------------- -----------------
  Total expenses                                   121,271            60,164
                                          ----------------- -----------------

NET LOSS BEFORE INCOME TAX BENEFIT                  (4,257)           (1,300)
INCOME TAXES (BENEFIT)                              (1,660)             (481)
                                          ----------------- -----------------
NET LOSS                                       $    (2,597)      $      (819)
                                         ================== =================



                 See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION

                   (a wholly owned subsidiary of U.S. Bancorp)


                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                          Pre-Acquisition   Post-Acquisition
                                            Four Months       Five Months
                                               Ended             Ended                     Nine Months Ended
                                             April 30,       September 30,                   September 30,
                                          -----------------------------------    -----------------------------------
                                                1998              1998                 1998              1997
                                          ----------------- -----------------    ----------------- -----------------
OPERATING ACTIVITIES:
Net income (loss)                              $    (4,298)      $     1,883          $    (2,415)      $   (15,897)
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
  Amortization of bond issuance costs              183,156           189,605              372,761           146,438
  Deferred income taxes                              8,388             7,636               16,024             6,342
  Recognition of discount on investments           254,873           264,474              519,347           206,899
  Change in:
    Interest receivable                             35,463            36,714               72,177            28,404
    Interest payable on bonds                      (52,054)          (77,410)            (129,464)          (55,962)
    Bond redemptions payable                       948,000          (441,000)             507,000            53,000
    Receivable from parent                               -              (624)                (624)           12,915
    Other                                             (142)             (196)                (338)             (138)
                                          ----------------- -----------------    ----------------- -----------------
      Net cash provided by (used in)             1,373,386           (18,918)           1,354,468           382,001
        operating activities

FINANCING ACTIVITIES:
  Redemption of mortgage-backed bonds           (5,249,000)       (5,432,000)         (10,681,000)       (4,199,000)
  Principal redemption on investments
    pursuant to mortgage-backed bonds            4,809,632         4,978,136            9,787,768         3,846,765
  Net issuance of notes payable
    to Parent                                           (3)             (348)                (351)                -
                                          ----------------- -----------------    ----------------- -----------------
      Net cash used in
        financing activities                      (439,371)         (454,212)            (893,583)         (352,235)
                                          ----------------- -----------------    ----------------- -----------------

INCREASE IN CASH                                   934,015          (473,130)             460,885            29,766
CASH AT BEGINNING OF PERIOD                      1,009,961         1,943,976            1,009,961           741,682
                                          ----------------- -----------------    ----------------- -----------------
CASH AT END OF PERIOD                          $ 1,943,976       $ 1,470,846          $ 1,470,846       $   771,448
                                          ================= =================    ================= =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period ended for:
     Interest                                  $ 1,064,700       $ 1,140,718          $ 2,205,418       $ 2,667,324
     Income taxes paid Parent                  $    11,136       $     6,432          $    17,568       $    14,953

                 See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION

                   (a wholly owned subsidiary of U.S. Bancorp)

                          NOTES TO FINANCIAL STATEMENTS

                  Nine Months Ended September 30, 1998 and 1997


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

The Company has filed Registration Statements under the Securities Act of 1933 (the Act) with the Securities and Exchange Commission, pursuant to which $900,000,000 in aggregate principal amount of the Company's mortgage-backed bonds were registered under the Act. At September 30, 1998, the Company has issued thirty-four series of bonds with an aggregate original principal amount of $529,950,000.

On July 31, 1998, the Company's Board of Directors approved a resolution to change the Company's year end from September 30 to December 31.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments pursuant to mortgage-backed securities are classified as available for sale, and are carried at market value based upon quoted market prices with a cost of $26,193,243 and $38,828,738 at September 30, 1998 and September 30, 1997, respectively.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1997. The results of operations for the period ended September 30, 1998, are not necessarily indicative of the results to be expected for the year. As a result of the May 1, 1998 acquisition, the statements of operations and cash flows for the three and nine months ended September 30, 1998 have been presented pre and post acquisition. This presentation provides the post acquisition periods as consolidated in the U.S. Bancorp consolidated financial statements.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The statement of financial condition as of September 30, 1998 and the information for the periods ended April 30, 1998 and September 30, 1998 and 1997, are unaudited, but management of the Company believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results of operations for the periods have been included.

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

Bonds outstanding at September 30, 1998, have stated maturities through 2025 and interest rates ranging from 8% to 8.15%. The actual maturities may be shortened by prepayments on related collateral.

The issuance of six series of bonds with an aggregate original principal amount of $176,145,000 and the related purchase of collateral certificates has been accounted for financial reporting purposes as a sale. Accordingly, the assets, liabilities, interest income, and interest expense relating to these series do not appear on the financial statements of the Company. On August 27, 1998 the Company redeemed the outstanding bonds for the Series 1990-I, original principal of $50,000,000, which had been originally accounted for as a sale. The redemption had no affect on the financial statements of the Company. At September 30, 1998, all such bonds had been redeemed. At September 30, 1997, the aggregate amount outstanding was approximately $17,486,000.

4.  RELATED PARTY TRANSACTIONS

The Company is charged for certain expenses by the Parent based on specifically identified cost allocations. In addition, the Company's Parent provides the Company with accounting and administrative services, including services of officers. For the nine months ended September 30, 1998 and 1997, the Company was charged $15,750 and $15,750, respectively, for such accounting services. These charges are subject to periodic reevaluation based upon the number of mortgage-backed bond series outstanding and the nature of services provided. The Company's costs are not necessarily indicative of the costs that would have been incurred had the Company operated independently.

The Company maintains an agreement with the Parent, whereby interest is paid or received on the net intercompany payable or receivable at the stated rate of one-half of one percent over the broker call rate. The Company paid interest of $131 and $43 during the nine months ended September 30, 1998 and 1997, respectively, under this agreement. At June 30, 1998 and September 30, 1997, $624 and $3,004, respectively, was receivable from the Parent.


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

Results of Operations

The Company's interest income and interest expense are directly related to the issuance and sale of mortgage-backed bonds. The Company recorded net interest expense of $112,152 for the nine months ended June 30, 1998 and $34,953 for the same nine months of the prior year, which related to the fiscal 1995 sale of residual interests in one series of mortgage-backed bonds. The Company anticipates that it will incur additional interest expense in future years relating to the sale of such residual interests.


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


Item 6.    Exhibits and Reports on Form 8-K

     (a).Exhibits

     27 - Financial Data Schedule - EDGAR version only (filed electronically).


     (b).Reports on Form 8-K

     The Company was not required to file any reports on Form 8-K to the Securities and Exchange Commission during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PREMIER ACCEPTANCE CORPORATION
                                                (Registrant)





Dated November 12, 1998                /s/Deborah K. Roesler
                                       DEBORAH K. ROESLER
                                       Treasurer (Principal Financial and
                                       Accounting Officer)