Form 10-K405
period 1998-12-31
PREMIER ACCEPTANCE CORP /MN/
filed 1999-03-29
CIK 833374

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended               December 31, 1998
                                  ---------------------------------

Commission file numbers           33-21775, 33-25070 and 33-33261
                                  ---------------------------------

                         PREMIER ACCEPTANCE CORPORATION
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                          41-1615279
-------------------------------                         -----------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

Piper Jaffray Tower,  222 South 9th Street,   Minneapolis, Minnesota  55402
-------------------------------------------   ----------------------  -----
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code   612-342-6000
                                                     ------------

Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                            ------

Securities registered pursuant to Section 12(g) of the Act:  NONE
                                                            -------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

1,000 shares of common stock were outstanding as of December 31, 1998, and were wholly owned by U.S. Bancorp Piper Jaffray Companies Inc., a wholly owned subsidiary of U.S. Bancorp.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                        PREMIER ACCEPTANCE CORPORATION
                  (a wholly-owned subsidiary of U.S. Bancorp)

                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     Number
                                                                                                     ------
PART I.

         Item 1.    Business                                                                              3

         Item 2.    Properties                                                                            3

         Item 3.    Legal Proceedings                                                                     3

         Item 4.    Submission of Matters to a Vote of Security Holders                                   3

PART II.

         Item 5.    Market for Registrant's Common Equity
                    and Related Stockholder Matters                                                       4

         Item 6.    Selected Financial Data                                                               4

         Item 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                   4

         Item 7A.   Quantitative and Qualitative Disclosures About
                    Market Risk                                                                           5

         Item 8.    Financial Statements and Supplementary Data                                           6

         Item 9.    Changes In and Disagreements with Accountants
                    on Accounting and Financial Disclosure                                               16

PART III.

         Item 10.   Directors and Executive Officers of the Registrant                                   16

         Item 11.   Executive Compensation                                                               16

         Item 12.   Security Ownership of Certain Beneficial Owners
                    and Management                                                                       16

         Item 13.   Certain Relationships and Related Transactions                                       16

PART IV.

         Item 14.   Exhibits, Financial Statements, Schedules, and
                    Reports on Form 8-K                                                                  17

SIGNATURES                                                                                               20

INDEX TO EXHIBITS                                                                                        21


PART I.

     ITEM 1.   BUSINESS

     Premier Acceptance Corporation (the "Company"), is a wholly-owned subsidiary of U.S. Bancorp Piper Jaffray Companies Inc. (the "Parent"), which is a wholly-owned subsidiary of U.S. Bancorp. Effective May 1, 1998, U.S. Bancorp acquired the stock of the Parent in a merger accounted for as a purchase. On July 31, 1998, the Company's Board of Directors approved a change in the Company's fiscal year end from September 30 to December 31.

     The Company's Certificate of Incorporation limits the business activities in which it may engage to activities in connection with or related to the issuance of mortgage-backed bonds. The Company's activities include the issuance and sale of bonds collateralized by certain mortgage related investments (certificates), directly or through trusts formed by the Company, and the investment of the proceeds in such certificates. The Company or such trusts purchase the certificates prior to or simultaneously with the issuance of the mortgage-backed bonds.

     The Company has filed shelf Registration Statements under the Securities Act of 1933 (the "Act") with the Securities and Exchange Commission, pursuant to which $900,000,000 in aggregate principal amount of the Company's mortgage-backed bonds were registered under the Act. At December 31, 1998, the Company has issued 34 series of bonds with an aggregate original principal amount of $529,950,000.

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

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted pursuant to General Instruction J of Form 10-K.

PART II.

     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

     As of December 31, 1998, all outstanding shares of the Company's common stock are owned directly by the Parent and are not traded on any stock exchange or in any over-the-counter market.

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

     The deferred bond issuance costs and original issue discounts or premiums on the collateral are amortized as bonds are redeemed.

     RESULTS OF OPERATIONS

     The Company's interest income and interest expense are directly related to the issuance and sale of mortgage-backed bonds. The bonds have stated maturities through 2025 and stated interest rates between 8% and 8.15%. The actual maturities may be shortened by prepayments on the collateral.

     The Company recorded net interest expense of $149,994, $25,949, $38,581 and $68,021 for the year ended December 31, 1998, the three-month transition period ended December 31, 1997 and the years ended September 30, 1997 and 1996, respectively. The net interest expense recorded in such periods resulted from additional expense related to the fiscal 1995 sale of residual interests in one series of mortgage-backed bonds. The Company anticipates that it will incur additional interest expense in future years relating to the sale of such residual interests.

     The Company's purchase accounting treatment of the unrealized gains in investment securities has caused the Company to record losses related to the amortization of premiums over par. Until the merger, the Company's investments available for sale were carried on the books at a discount to par, subject to a mark to market adjustment for unrealized gains or losses. The Company amortized such discount proportionate with the receipt of principal paydowns and recognized income as net gain on accretion of discount in investments. On the effective date of the merger, the Company capitalized all unrealized gains over original cost in its investments accounts by recording a premium over par value in its investments accounts. Subsequent to this adjustment, the Company has amortized such premium proportionate with the receipt of principal paydowns and recognized a net loss on amortization of premium on investments. The Company expects that the statement of operations will continue to show net losses as a result of this accounting treatment.

     General and administrative expenses were approximately $49,000, $10,000, $62,000 and $52,000 for the year ended December 31, 1998, the three-month period ended December 31, 1997 and the years ended September 30, 1997 and 1996, respectively.

     YEAR 2000

     Management of Premier Acceptance Corporation believes that Year 2000 issues will not have a material adverse impact on the Company's financial statements. The Company has no employees and limited operations and systems. The Company is currently in the process of verifying the Year
     2000 readiness of the national bank which serves as trustee for the collateral and the bonds issued against such collateral.

     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary source of market risk for the Company is prepayments on its investments collateralizing mortgage-backed bonds. The Company has mitigated its exposure to market risks due to the matching of its investments to its bond obligations. The bonds have call provisions which permit the Company to redeem bonds concurrently with investment prepayments.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   INDEX TO FINANCIAL STATEMENTS

                                                                                           Page

             Reports of Independent Auditors                                                   7

             Statements of Financial Condition                                                 9

             Statements of Operations and Comprehensive Income                                10

             Statements of Stockholder's Equity                                               11

             Statements of Cash Flows                                                         12

             Notes to Financial Statements                                                    13

             Schedules, which are omitted, are omitted because they are not required, are inapplicable, or the information is included in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
Premier Acceptance Corporation
Minneapolis, Minnesota

We have audited the accompanying statement of financial condition of Premier Acceptance Corporation (a wholly-owned subsidiary of U.S. Bancorp) as of December 31, 1998, and the related statements of operations and comprehensive income, stockholder's equity and cash flows for the year ended December 31, 1998 and the three-month period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Acceptance Corporation as of December 31, 1998 and the results of its operations and cash flows for the year ended December 31, 1998 and the three-month period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
March 23, 1999

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
Premier Acceptance Corporation
Minneapolis, Minnesota

We have audited the accompanying statement of financial condition of Premier Acceptance Corporation (a wholly-owned subsidiary of Piper Jaffray Companies Inc.) as of September 30, 1997, and the related statements of operations and comprehensive income, stockholder's equity and cash flows for each of the two years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Acceptance Corporation as of September 30, 1997 and the results of its operations and cash flows for each of the two years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
November 5, 1997 (December 15, 1997 as to the transaction described in the first paragraph of Note 1)

                       PREMIER ACCEPTANCE CORPORATION
                 (a wholly-owned subsidiary of U.S. Bancorp)

                       STATEMENTS OF FINANCIAL CONDITION

                                                                              December 31        September 30
                                                                                 1998                1997
                                                                            ---------------    ----------------

ASSETS

Cash                                                                          $  1,578,248         $   771,448
Interest receivable on investments                                                 159,073             271,887
Investments available for sale, net of premium or discount,
    at market                                                                   26,240,897          42,100,057
Receivable from Parent                                                                   -               3,004
Other assets                                                                       964,532           1,547,387
                                                                              ------------        ------------
           Total Assets                                                       $ 28,942,750        $ 44,693,783
                                                                              ------------        ------------
                                                                              ------------        ------------

LIABILITIES AND STOCKHOLDER'S EQUITY

Mortgage-backed bonds payable                                                 $ 23,544,000        $ 40,240,000
Interest payable on bonds                                                          343,305             550,313
Bond redemption payable                                                          1,353,000             469,000
Payable to Parent                                                                    5,416                   -
Deferred tax liabilities                                                         1,397,958           1,268,162
Other liabilities                                                                      848               1,357
                                                                              ------------        ------------
                                                                                26,644,527          42,528,832

Stockholder's equity:

    Common stock, $1 par value; 1,000 shares authorized,
      issued and outstanding                                                         1,000               1,000
    Additional paid-in capital                                                   3,062,760              35,000
    Accumulated other comprehensive income - net unrealized
      holding gains on investments available for sale                               41,373           1,962,793
    Retained earnings                                                             (806,910)            166,158
                                                                              ------------        ------------
        Total Stockholder's equity                                               2,298,223           2,164,951
                                                                              ------------        ------------
           Total Liabilities and Stockholder's equity                         $ 28,942,750        $ 44,693,783
                                                                              ------------        ------------
                                                                              ------------        ------------

See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION
                   (a wholly-owned subsidiary of U.S. Bancorp)

               STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                              Three-month
                                             Year ended       period ended           Year ended September 30
                                             December 31       December 31     ----------------------------------
                                                 1998              1997              1997              1996
                                           ----------------  ----------------  ----------------   ---------------
REVENUES:
    Interest income                            $ 2,477,239         $ 788,707        $3,489,513        $3,993,663
    Interest expense                             2,627,233           814,656         3,528,094         4,061,684
                                               -----------         ---------        ----------        ----------
      Net interest expense                        (149,994)          (25,949)          (38,581)          (68,021)

    Net gain on accretion of discount
      on investments                               254,874           118,482           250,896           393,950
    Net loss on amortization of premium
      on investments                              (886,619)
                                               -----------         ---------        ----------        ----------
        Net revenue                               (781,739)           92,533           212,315           325,929

EXPENSES:
    Amortization expense                           498,632            84,223           177,648           299,262
    General and administrative costs                49,478            10,290            61,605            52,273
                                               -----------         ---------        ----------        ----------
        Total expense                              548,110            94,513           239,253           351,535
                                               -----------         ---------        ----------        ----------

LOSS BEFORE INCOME TAXES                        (1,329,849)           (1,980)          (26,938)          (25,606)
INCOME TAXES (BENEFIT)                            (518,641)             (772)           (9,967)           (9,986)
                                               -----------         ---------        ----------        ----------
NET LOSS                                        $ (811,208)         $ (1,208)       $  (16,971)       $  (15,620)
                                               -----------         ---------        ----------        ----------

OTHER COMPREHENSIVE INCOME,
    NET OF TAX:
    Unrealized gains/(losses) on securities:
      Unrealized holding gains/(losses)
       arising during the period              $ 1,012,540          $ 50,343         $ 979,023        $ (885,357)
      Add: Tax benefit/(expense)                  (405,016)          (20,137)         (391,609)          354,143
                                               -----------         ---------        ----------        ----------
      Net of tax amount                            607,524            30,206           587,414          (531,214)
      (Less)/Add: reclassification
        adjustment for (gains)/losses
        included in net income                     631,745          (118,482)         (250,896)         (393,950)
        Add: Tax expense/(benefit)                (252,698)           47,393           100,358           157,580
                                               -----------         ---------        ----------        ----------
        Net of tax amount                          379,047           (71,089)         (150,538)         (236,370)
                                               -----------         ---------        ----------        ----------
    Other comprehensive income (loss)              986,571           (40,883)          436,876          (767,584)
                                               -----------         ---------        ----------        ----------
                                               -----------         ---------        ----------        ----------
COMPREHENSIVE INCOME                             $ 175,363         $ (42,091)        $ 419,905        $ (783,204)
                                               -----------         ---------        ----------        ----------
                                               -----------         ---------        ----------        ----------

See accompanying notes to financial statements.

                        PREMIER ACCEPTANCE CORPORATION
                  (a wholly-owned subsidiary of U.S. Bancorp)

                      STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                                       Accumulated
                                                     Additional                          Other
                                         Common        Paid-in         Retained       Comprehensive
                                         Stock         Capital         Earnings         Income           Total
                                       -----------  --------------   --------------  --------------  --------------
Balances at September 30, 1995            $ 1,000        $ 35,000        $ 198,749      $2,293,501      $2,528,250

   Net loss                                                                (15,620)                        (15,620)
   Other comprehensive income -
      change in net unrealized
      holding gains on investment
      securities available for sale                                                       (767,584)       (767,584)
                                       -----------  --------------   --------------  --------------  --------------
Balances at September 30, 1996              1,000          35,000          183,129       1,525,917       1,745,046

   Net loss                                                                (16,971)                        (16,971)
   Other comprehensive income -
      change in net unrealized
      holding gains on investment
      securities available for sale                                                        436,876         436,876
                                       -----------  --------------   --------------  --------------  --------------
Balances at September 30, 1997              1,000          35,000          166,158       1,962,793       2,164,951

   Net loss                                                                 (1,208)                         (1,208)
   Other comprehensive income -
      change in net unrealized
      holding gains on investment
      securities available for sale                                                        (40,883)        (40,883)
                                       -----------  --------------   --------------  --------------  --------------
Balances at December 31, 1997               1,000          35,000          164,950       1,921,910       2,122,860

   Net loss January 1, 1998
      through April 30, 1998                                                (4,298)                         (4,298)
   Other comprehensive income -
      change in net unrealized
      holding gains on investment
      securities available for sale                                                        945,198         945,198
                                       -----------  --------------   --------------  --------------  --------------
Balances at April 30, 1998                  1,000          35,000          160,652       2,867,108       3,063,760

   Merger-related recapitalization                      3,027,760         (160,652)     (2,867,108)              -
   Net loss for the period May 1, 1998
      through December 31, 1998                                           (806,910)                       (806,910)
   Other comprehensive income -
      change in net unrealized
      holding gains on investment
      securities available for sale                                                         41,373          41,373
                                       -----------  --------------   --------------  --------------  --------------
Balances at December 31, 1998             $ 1,000      $3,062,760       $ (806,910)       $ 41,373      $2,298,223
                                       -----------  --------------   --------------  --------------  --------------
                                       -----------  --------------   --------------  --------------  --------------

See accompanying notes to financial statements.

                        PREMIER ACCEPTANCE CORPORATION
                  (a wholly-owned subsidiary of U.S. Bancorp)

                           STATEMENTS OF CASH FLOWS

                                                                   Three-month
                                                 Year ended        period ended        Year ended September 30
                                                 December 31       December 31     -------------------------------
                                                    1998              1997              1997            1996
                                               ---------------   ---------------   --------------- ---------------
OPERATING ACTIVITIES:
Net Income (loss)                                  $ (811,208)         $ (1,208)        $ (16,971)      $ (15,620)
Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
    Amortization expense                              498,632            84,223           177,648         299,262
    Accretion of discount on investments             (254,874)         (118,482)         (250,896)       (393,950)
    Amortization expense                              886,619              -                 -               -
    Deferred income taxes                            (500,735)               73             4,300         (38,774)
    Change in:
       Interest receivable on investments              96,502            16,312            34,446          54,610
       Interest payable on bonds                     (179,459)          (27,549)          (60,065)       (119,232)
       Bond redemptions payable                       636,000           248,000           198,000         102,000
       Net intercompany balance                         5,065             3,355            18,689          40,794
       Other                                             (437)              (72)            1,356          (1,802)
                                               ---------------   ---------------   --------------- ---------------
          Net cash provided by (used in)
            operating activities                      376,105           204,652           106,507         (72,712)

INVESTING ACTIVITIES:

    Principal redemption on investments            14,475,182         2,446,861         5,166,890       8,191,524
                                               ---------------   ---------------   --------------- ---------------
        Net cash provided by investing
            activities                             14,475,182         2,446,861         5,166,890       8,191,524

FINANCING ACTIVITIES:

    Redemption of mortgage-backed bonds           (14,283,000)       (2,413,000)       (5,093,000)     (8,575,000)
                                               ---------------   ---------------   --------------- ---------------
         Net cash used in financing activities    (14,283,000)       (2,413,000)       (5,093,000)     (8,575,000)
                                               ---------------   ---------------   --------------- ---------------

INCREASE (DECREASE) IN CASH                           568,287           238,513           180,397        (456,188)
CASH AT BEGINNING OF PERIOD                         1,009,961           771,448           591,051       1,047,239
                                               ---------------   ---------------   --------------- ---------------
CASH AT END OF PERIOD                             $ 1,578,248       $ 1,009,961         $ 771,448       $ 591,051
                                               ---------------   ---------------   --------------- ---------------
                                               ---------------   ---------------   --------------- ---------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION -
    Cash paid (received) for:
       Interest paid                              $ 2,806,692         $ 842,205       $ 3,588,159     $ 4,180,916
       Income taxes - from Parent                   $ (17,905)           $ (846)        $  14,267       $ (29,344)

See accompanying notes to financial statements.

                        PREMIER ACCEPTANCE CORPORATION
                  (a wholly-owned subsidiary of U.S. Bancorp)

                          NOTES TO FINANCIAL STATEMENTS

                Year ended December 31, 1998, three months ended
        December 31, 1997 and the years ended September 30, 1997 and 1996

1. ORGANIZATION AND BUSINESS ACTIVITY

The Company is a wholly-owned subsidiary of U.S. Bancorp Piper Jaffray Companies Inc. (the "Parent"), which in turn is a wholly-owned subsidiary of U.S. Bancorp. Effective May 1, 1998, U.S. Bancorp acquired 100% of the stock of the Parent for cash in a merger accounted for as a purchase. The purchase effectively resulted in the recording of the May 1, 1998 market value of investments available for sale, including the related unrealized gains, as the Company's new cost of such investments. At the same time, the Company's equity accounts were recapitalized and unrealized gains were recorded as additional paid-in capital.

On July 31, 1998, the Company's Board of Directors approved a change in the Company's fiscal year end from September 30 to December 31. Accordingly, these financial statements reflect the results of operations and comprehensive income, changes in stockholder's equity and cash flows for the year ended December 31, 1998, the transition period of three months ended December 31, 1997 and the years ended September 30, 1997 and 1996. The following information reflects the results of operations of the Company for 1998 for the period preceding the merger and the period following the merger:

                                              Four-month          Eight-month
                                             period ended         period ended
                                            April 30, 1998      December 31, 1998
                                            --------------      -----------------
         Net revenue                          $  197,070           ($   978,809)
         Total expense                           204,116                 343,994
                                             ------------          --------------
         Income (loss) before taxes          (     7,046)          (   1,322,803)
         Income tax (benefit)                (     2,748)          (     515,893)
                                             ------------          --------------
         Net loss                            ($    4,298)          ($    806,910)
                                             ------------          --------------
                                             ------------          --------------

The Company's Certificate of Incorporation limits the business activities in which it may engage to activities in connection with or related to the issuance of mortgage-backed bonds, as described in Note 3. The Company's activities include the issuance and sale of bonds collateralized by certain mortgage related investments (certificates), directly or through trusts formed by the Company, and the investment of the proceeds in such certificates. The Company or such trusts purchase the certificates prior to or simultaneously with the issuance of the mortgage-backed bonds.

The Company has filed Registration Statements under the Securities Act of 1933 (the Act) with the Securities and Exchange Commission, pursuant to which $900,000,000 in aggregate principal amount of the Company's mortgage-backed bonds were registered under the Act. At December 31, 1998, the Company has issued thirty-four series of bonds with an aggregate original principal amount of $529,950,000.

Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME during 1998. The Statement establishes standards for the reporting and display of comprehensive income

                        PREMIER ACCEPTANCE CORPORATION
                  (a wholly-owned subsidiary of U.S. Bancorp)

and its components in a full set of general purpose financial statements. The Statement applies to all enterprises that provide a full set of general-purpose financial statements. For the Company, other comprehensive income consists of unrealized gains and losses on investments available for sale.

The Company adopted SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES during fiscal 1995. Investments pursuant to mortgage-backed securities are classified as available for sale, and are carried at market value based upon quoted market prices with a cost of $22,718,454 and $38,828,738 at December 31, 1998 and September 30, 1997,
respectively.

The Company's collateral for outstanding mortgage-backed bonds is classified as investments available for sale. Such securities are not salable before the bonds are callable, at some future date. In addition, the market value of GNMA and FNMA securities fluctuates significantly as interest rates change; therefore, the market value of such securities as of the future redemption dates may vary significantly from the current date, and the realization of any unrealized gain is not assured. When the market is such that the value of the securities is less than the amortized cost, the Company has the expectation that such securities would be held to maturity, although not specifically categorized as such, as collateral for the related mortgage-backed bonds, and the Company would not realize any unrealized losses. Thus, no tax benefit would be recognized for unrealized losses for the Company's investment in available for sale securities. The Company does recognize deferred tax liabilities resulting from unrealized gains on available for sale securities.

Until the merger, the Company's investments available for sale were carried on the books at a discount to par, subject to a mark to market adjustment to record unrealized gains or losses. The Company amortized such discount proportionate with the receipt of principal paydowns and recognized income as net gain on accretion of discount on investments. On the effective date of the merger, the Company capitalized all unrealized gains over original cost by recording a premium over par value in its investments accounts. Subsequent to this adjustment, the Company has amortized such premium proportionate with the receipt of principal paydowns and recognized a net loss on amortization of premium on investments. The Company expects that the statement of operations will continue to show net losses as a result of this accounting treatment.

Other assets consist of excess cost over net assets acquired. Such assets are amortized as bonds are redeemed.

Cash includes monthly principal and interest payments from investments pursuant to mortgage-backed bonds, plus any reinvestment income thereon, both of which are used to pay interest and redeem mortgage-backed bonds during the month following receipt.

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

                        PREMIER ACCEPTANCE CORPORATION
                  (a wholly-owned subsidiary of U.S. Bancorp)

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

At December 31, 1998 and September 30, 1997, the Company's deferred tax liability included $1,422,226 and $1,308,527, respectively in deferred tax liabilities related to the unrealized holding gains on investment securities available for sale. The liabilities offset deferred tax assets of $24,268 and $40,365 at December 31, 1998 and September 30, 1997, respectively, resulting from income recognition differences for residual interests.

5. RELATED PARTY TRANSACTIONS

The Company maintains an agreement with the Parent, stating that the Company may advance excess cash to the Parent for a specified period of time and the Parent shall pay interest to the Company at the stated rate of one-half of one percent over the broker call rate. At December 31, 1998 and September 30, 1997, $0 and $3,004 was receivable from the Parent, respectively.

The Company is charged for certain expenses by the Parent based on specifically identified cost allocations. In addition, the Company's Parent provides the Company with accounting and administrative services, including services of officers. For the year ended December 31, 1998, the three month period ended December 31, 1997 and the years ended September 30, 1997 and 1996, the Company was charged $21,000, $5,250, $21,000, and $20,000, respectively for such services. These charges are subject to periodic reevaluation based upon the number of mortgage-backed bond series' outstanding and the nature of services provided. The Company's costs are not necessarily indicative of the costs that would have been incurred had the Company operated independently.

                        PREMIER ACCEPTANCE CORPORATION
                  (a wholly-owned subsidiary of U.S. Bancorp)

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Concurrent with the purchase of the Company's Parent by U.S. Bancorp, the Company changed its auditors to U.S. Bancorp's auditors, Ernst & Young LLP, from Deloitte & Touche LLP. There were no disagreements with the current or the predecessor accountants on any matter of accounting principle or practice or financial disclosure.

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

     ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Omitted pursuant to General Instruction J of Form 10-K.

     ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted pursuant to General Instruction J of Form 10-K.

                        PREMIER ACCEPTANCE CORPORATION
                  (a wholly-owned subsidiary of U.S. Bancorp)

PART IV

     ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
                FORM 8-K

     (a)(1)     Financial Statements.

                  The following financial statements are included in Part II,
                  Item 8:

                  Report of Independent Auditors
                  Statements of Financial Condition
                  Statements of Operations and Comprehensive Income Statements of Stockholder's Equity
                  Statements of Cash Flows
                  Notes to Financial Statements

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

                        PREMIER ACCEPTANCE CORPORATION
                  (a wholly-owned subsidiary of U.S. Bancorp)

PART IV

     ITEM 14.   (CONTINUED)

     (a)(3)     Exhibits.

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

                        PREMIER ACCEPTANCE CORPORATION
                  (a wholly-owned subsidiary of U.S. Bancorp)

PART IV

     ITEM 14.   (CONTINUED)

     (a)(3)     Exhibits.

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

     23a        Consent of Ernst & Young LLP, Independent Auditors.

     23b        Consent of Deloitte & Touche LLP, Independent Auditors.

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

                         PREMIER ACCEPTANCE CORPORATION
                                  (Registrant)

By:

/s/ BRIAN J. RANALLO
-------------------------------------
BRIAN J. RANALLO
President and Director

/s/ DEBORAH K. ROESLER
-------------------------------------
DEBORAH K. ROESLER
Treasurer (Principal Financial and
Accounting Officer) and Director

Dated: March 25, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:



/S/ FRANCIS E. FAIRMAN, IV               /S/ DAVID B. HOLDEN
---------------------------  Director    ---------------------------  Director
FRANCIS E. FAIRMAN, IV                   DAVID B. HOLDEN

/s/ MARK A. LINDGREN                     /s/ THOMAS E. STANBERRY
---------------------------  Director    ---------------------------  Director
MARK A. LINDGREN                         THOMAS E. STANBERRY

/s/ CHARLES NEERLAND                     /s/ BRADLEY F. ZILKA
---------------------------  Director    ---------------------------  Director
CHARLES NEERLAND                         BRADLEY F. ZILKA



Dated: March 25, 1999

                        PREMIER ACCEPTANCE CORPORATION
                  (a wholly-owned subsidiary of U.S. Bancorp)

                              INDEX TO EXHIBITS


Exhibit   Description of Exhibit                                                         Form of Filing
-------   -----------------------------------------------------------------------------  --------------
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

                        PREMIER ACCEPTANCE CORPORATION
                  (a wholly-owned subsidiary of U.S. Bancorp)

                              INDEX TO EXHIBITS


Exhibit   Description of Exhibit                                                         Form of Filing
-------   -----------------------------------------------------------------------------  --------------
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

23a       Consent of Ernst & Young LLP, Independent Auditors.                             electronic transmission

23b       Consent of Deloitte & Touche LLP, Independent Auditors.                         electronic transmission

27        Financial Data Schedule.                                                        electronic transmission
