Form 10-Q
period 1999-03-31
PREMIER ACCEPTANCE CORP /MN/
filed 1999-05-17
CIK 833374

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended   March 31, 1999
                        --------------

Commission file numbers    33-21775, 33-25070 and 33-33261
                           -------------------------------

                         PREMIER ACCEPTANCE CORPORATION
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

 Delaware                                        41-1615279
-------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

Piper Jaffray Tower,   222 South 9th Street,    Minneapolis, Minnesota  55402
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code   612-342-6000
                                                     ------------

Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  NONE
                                                             ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

1,000 Common shares were outstanding as of March 31, 1999, and were wholly owned by U.S. Bancorp Piper Jaffray Companies Inc., a wholly-owned subsidiary of U.S. Bancorp.

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

                                      2

                         PREMIER ACCEPTANCE CORPORATION
                  (a wholly-owned subsidiary of U.S. Bancorp.)

                        STATEMENTS OF FINANCIAL CONDITION

                                                                        March 31          December 31
                                                                          1999                1998
                                                                     ---------------    ----------------
                                                                       (unaudited)
ASSETS

Cash                                                                    $ 1,031,740        $  1,578,248
Interest receivable on investments                                          137,628             159,073
Investments available for sale, net of premium or discount,
    at market                                                            22,565,880          26,240,897
Other assets                                                                853,711             964,532
                                                                     ---------------    ----------------
           Total Assets                                                $ 24,588,959        $ 28,942,750
                                                                     ---------------    ----------------
                                                                     ---------------    ----------------


LIABILITIES AND STOCKHOLDER'S EQUITY

Mortgage-backed bonds payable                                          $ 20,368,000        $ 23,544,000
Interest payable on bonds                                                   291,907             343,305
Bond redemption payable                                                     832,000           1,353,000
Payable to Parent                                                            27,856               5,416
Deferred tax liabilities                                                  1,140,274           1,397,958
Other liabilities                                                               707                 848
                                                                     ---------------    ----------------
                                                                         22,660,744          26,644,527

Stockholder's equity:

    Common stock, $1 par value; 1,000 shares authorized,
      issued and outstanding                                                  1,000               1,000
    Additional paid-in capital                                            3,062,760           3,062,760
    Accumulated other comprehensive income - net unrealized
      holding gains/(losses) on investments available for sale              (46,636)             41,373
    Retained earnings/(deficit)                                          (1,088,909)           (806,910)
                                                                     ---------------    ----------------
        Total Stockholder's equity                                        1,928,215           2,298,223
                                                                     ---------------    ----------------
           Total Liabilities and Stockholder's equity                  $ 24,588,959        $ 28,942,750
                                                                     ---------------    ----------------
                                                                     ---------------    ----------------

See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION
                   (a wholly-owned subsidiary of U.S. Bancorp)

                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (unaudited)

                                                                              Three months ended March 31,
                                                                          -------------------------------------
                                                                                 1999               1998
                                                                          ------------------  -----------------
REVENUES:

    Interest income                                                               $ 441,053          $ 732,098
    Interest expense                                                                473,559            771,610
                                                                          ------------------  -----------------
      Net interest expense                                                          (32,506)           (39,512)

    Net gain on accretion of discount
      on investments                                                                152,946            175,534
    Net loss on amortization of premium
      on investments                                                               (464,399)                 -
                                                                          ------------------  -----------------
        Net revenue                                                                (343,959)           136,022

EXPENSES:
    Amortization expense                                                            110,821            125,097
    General and administrative costs                                                  7,513             19,568
                                                                          ------------------  -----------------
        Total expense                                                               118,334            144,665
                                                                          ------------------  -----------------

LOSS BEFORE INCOME TAXES                                                           (462,293)            (8,643)
INCOME TAXES (BENEFIT)                                                             (180,295)            (3,371)
                                                                          ------------------  -----------------
NET LOSS                                                                         $ (281,998)          $ (5,272)
                                                                          ------------------  -----------------


OTHER COMPREHENSIVE INCOME,
    NET OF TAX
    Unrealized gains/(losses) on securities:
      Unrealized holding gains/(losses) arising during
        the period                                                               $ (455,730)       $ 1,725,039
      Add:  Tax benefit/(expense)                                                   177,735           (672,765)
                                                                          ------------------  -----------------
      Net of tax amount                                                            (277,995)         1,052,274
      (Less)/Add:  reclassification adjustment for
        (gains)/losses included in net income                                       311,453           (175,534)
        Add:  Tax expense/(benefit)                                                (121,467)            68,458
                                                                          ------------------  -----------------
        Net of tax amount                                                           189,986           (107,076)
                                                                          ------------------  -----------------
OTHER COMPREHENSIVE INCOME (LOSS)                                                   (88,009)           945,198
                                                                          ------------------  -----------------
COMPREHENSIVE INCOME                                                               (370,007)           939,926
                                                                          ------------------  -----------------
                                                                          ------------------  -----------------

See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION
                   (a wholly-owned subsidiary of U.S. Bancorp)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                          Three Months Ended March 31,
                                                                       ----------------------------------
                                                                             1999              1998
                                                                       ----------------  ----------------
OPERATING ACTIVITIES:

Net Income (loss)                                                          $  (281,998)      $    (5,272)
Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
    Amortization expense                                                       110,821           125,097
    Accretion of discount on investments                                      (152,946)         (166,886)
    Amortization of premium on investments                                     464,399                 -
    Deferred income taxes                                                     (199,012)                -
    Change in:
       Interest receivable on investments                                       21,445            24,233
       Interest payable on bonds                                               (51,398)          (28,969)
       Bond redemptions payable                                               (521,000)          956,000
       Net intercompany balance                                                 22,440                 -
       Other                                                                      (140)              (87)
                                                                       ----------------  ----------------
          Net cash provided by (used in)
            operating activities                                              (587,389)          904,116

INVESTING ACTIVITIES:

    Principal redemption on investments                                      3,216,881         3,634,879
                                                                       ----------------  ----------------
        Net cash provided by investing
            activities                                                       3,216,881         3,634,879

FINANCING ACTIVITIES:

    Redemption of mortgage-backed bonds                                     (3,176,000)       (3,584,000)
                                                                       ----------------  ----------------
         Net cash used in financing activities                              (3,176,000)       (3,584,000)
                                                                       ----------------  ----------------

INCREASE (DECREASE) IN CASH                                                   (546,508)          954,995
CASH AT BEGINNING OF PERIOD                                                  1,578,248         1,009,961
                                                                       ----------------  ----------------
CASH AT END OF PERIOD                                                      $ 1,031,740       $ 1,964,956
                                                                       ----------------  ----------------
                                                                       ----------------  ----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION--
    Cash paid (received) for:
       Interest paid                                                       $   524,957       $   800,579
       Income taxes - to/(from) Parent                                     $  (180,295)      $     7,662

See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION

                   (a wholly-owned subsidiary of U.S. Bancorp)

                          NOTES TO FINANCIAL STATEMENTS

                   Three Months Ended March 31, 1999 and 1998

1.   ORGANIZATION AND BUSINESS ACTIVITY

Premier Acceptance Corporation (the "Company") is a wholly-owned subsidiary of U.S. Bancorp Piper Jaffray Companies Inc. (the "Parent"), which in turn is a wholly-owned subsidiary of U.S. Bancorp. Effective May 1, 1998, U.S. Bancorp acquired 100% of the stock of the Parent for cash in a merger accounted for as a purchase. The purchase effectively resulted in the recording of the May 1, 1998 market value of investments available for sale, including the related unrealized gains, as the Company's new cost of such investments. At the same time, the Company's equity accounts were recapitalized and unrealized gains were recorded as additional paid-in capital.

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

The Company has filed Registration Statements under the Securities Act of 1933 (the Act) with the Securities and Exchange Commission, pursuant to which $900,000,000 in aggregate principal amount of the Company's mortgage-backed bonds were registered under the Act. At March 31, 1999, the Company has issued thirty-four series of bonds with an aggregate original principal amount of $529,950,000.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME during 1998. The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. For the Company, other comprehensive income consists of unrealized gains and losses on investments available for sale.

The Company adopted SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES during fiscal 1995. Investments pursuant to mortgage-backed securities are classified as available for sale, and are carried at market value based upon quoted market prices with a cost of $22,643,608 and $33,041,013 at March 31, 1999, and March 31, 1998, respectively.

Until the merger, the Company's investments available for sale were carried on the books at a discount to par, subject to a mark to market adjustment for unrealized gains or losses. The Company amortized such discount proportionate with the receipt of principal paydowns and recognized income as net gain on accretion of discount on investments. On the effective date of the merger, the Company capitalized all unrealized gains over original cost by recording a premium over par value in its investment accounts. Subsequent to this adjustment, the Company has amortized such premium proportionate with the receipt of principal paydowns and has recognized a net loss on amortization of premium on investments. The Company expects that the statement of operations will continue to show net losses as a result of this accounting treatment.

The Company's collateral for outstanding mortgage-backed bonds is classified as available for sale, although such securities are not salable before the bonds are callable at some future date. The market value of GNMA and FNMA securities fluctuates significantly as interest rates change; therefore, the market value of such securities as of the future redemption dates may vary significantly from the current date, and the realization of any unrealized gain is not assured. The Company recognizes deferred tax liabilities resulting from unrealized gains and losses on available for sale securities.

When the market is such that the value of the securities is less than the original cost, the Company has the expectation that such securities would be held to maturity as collateral for the related mortgage-backed bonds, and the Company would not recognize the unrealized losses or related tax benefits from such circumstance.

Other assets consist of excess cost over net assets acquired. Such assets are amortized as bonds are redeemed.

Cash includes monthly principal and interest payments from investments pursuant to mortgage-backed bonds, plus any reinvestment income thereon, both of which are used to pay interest and redeem mortgage-backed bonds during the month following receipt.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The statement of financial condition as of March 31, 1999, and the information for the periods ended March 31, 1999 and 1998 is unaudited, but management of the Company believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results of operations for the periods have been included.

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

4.   RELATED PARTY TRANSACTIONS

The Company maintains an agreement with the Parent, stating that the Company may advance excess cash to the Parent for a specified period of time and the Parent shall pay interest to the Company at the stated rate of one-half of one percent over the broker call rate. During the three months ended March 31, 1999, and March 31, 1998, the Company received $0 and $24 of interest, respectively.

The Company is charged for certain expenses by the Parent based on specifically identified cost allocations. In addition, the Company's Parent provides the Company with accounting and administrative services, including services of officers. For the three months ended March 31, 1999 and 1998, the Company was charged $5,250 and $5,250, respectively, for such accounting services. These charges are subject to periodic reevaluation based upon the number of mortgage-backed bond series outstanding and the nature of services provided. The Company's costs are not necessarily indicative of the costs that would have been incurred had the Company operated independently.

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

The deferred bond issuance costs and original issue discounts or premiums on the collateral are amortized as the respective bonds and collateral are redeemed.

RESULTS OF OPERATIONS

The Company's interest income and interest expense are directly related to the issuance and sale of mortgage-backed bonds. The Company recorded net interest expense of $32,506 for the three months ended March 31, 1999, and net interest expense of $39,512 for the same three months of the prior year, which related to the fiscal 1995 sale of residual interests in one series of mortgage-backed bonds. The Company anticipates that it will incur additional interest expense in future years relating to the sale of such residual interests.

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

YEAR 2000

Management of the Company believes that Year 2000 issues will not have a material adverse impact on the Company's financial statements. The Company has no employees and limited operations and systems. The Company is currently in the process of verifying the Year 2000 readiness of the national bank which serves as trustee for the collateral and the bonds issued against such collateral.

PART II.  OTHER INFORMATION:

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a).  Exhibits

                27 - Financial Data Schedule - EDGAR version only (filed electronically).

          (b).  Reports on Form 8-K

                The Company was not required to file any reports on Form 8-K to the Securities and Exchange Commission during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PREMIER ACCEPTANCE CORPORATION
                        ------------------------------------------------------
                                         (Registrant)

Dated May 12, 1999        /s/
                        ------------------------------------------------------
                        DEBORAH K. ROESLER
                        Treasurer (Principal Financial and Accounting Officer)