Form 10-Q
period 1999-06-30
PREMIER ACCEPTANCE CORP /MN/
filed 1999-08-13
CIK 833374

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended   June 30, 1999
                       ---------------

Commission file numbers    33-21775, 33-25070 AND 33-33261
                         ---------------------------------

                         PREMIER ACCEPTANCE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


 Delaware                                                             41-1615279
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


Piper Jaffray Tower,  222 South 9TH Street,   Minneapolis, Minnesota       55402
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code   612-342-6000
                                                  ----------------

Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                            ------

Securities registered pursuant to Section 12(g) of the Act:  NONE
                                                            ------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---


1,000 Common shares were outstanding as of June 30, 1999, and were wholly owned by U.S. Bancorp Piper Jaffray Companies Inc., a wholly-owned subsidiary of U.S. Bancorp.

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

                         PREMIER ACCEPTANCE CORPORATION
                   (A WHOLLY-OWNED SUBSIDIARY OF U.S. BANCORP)

                        STATEMENTS OF FINANCIAL CONDITION


                                                                               June 30,          December 31,
                                                                                 1999                1998
                                                                            ---------------    ----------------
                                                                              (unaudited)
ASSETS

Cash                                                                          $    842,549        $  1,578,248
Interest receivable on investments                                                 122,771             159,073
Investments available for sale, net of premium or discount,
    at market                                                                   20,144,214          26,240,897
Other assets                                                                       777,003             964,532
                                                                            ---------------    ----------------
           Total Assets                                                       $ 21,886,537        $ 28,942,750
                                                                            ===============    ================


LIABILITIES AND STOCKHOLDER'S EQUITY

Mortgage-backed bonds payable                                                 $ 18,171,000        $ 23,544,000
Interest payable on bonds                                                          261,743             343,305
Bond redemption payable                                                            655,000           1,353,000
Payable to Parent                                                                   48,553               5,416
Deferred tax liabilities                                                         1,017,054           1,397,958
Other liabilities                                                                      628                 848
                                                                            ---------------    ----------------
                                                                                20,153,978          26,644,527

Stockholder's equity:
    Common stock, $1 par value; 1,000 shares authorized,
      issued and outstanding                                                         1,000               1,000
    Additional paid-in capital                                                   3,062,760           3,062,760
    Accumulated other comprehensive income - net unrealized
      holding gains/(losses) on investments available for sale                     (33,252)             41,373
    Retained earnings/(deficit)                                                 (1,297,949)           (806,910)
                                                                            ---------------    ----------------
        Total Stockholder's equity                                               1,732,559           2,298,223
                                                                            ---------------    ----------------
           Total Liabilities and Stockholder's equity                         $ 21,886,537        $ 28,942,750
                                                                            ===============    ================

See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION
                   (A WHOLLY-OWNED SUBSIDIARY OF U.S. BANCORP)

                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (unaudited)


                                                           Three months ended June 30,           Six months ended June 30,
                                                         --------------------------------     --------------------------------
                                                              1999             1998                1999             1998
                                                         ---------------  ---------------     ---------------  ---------------
REVENUES:
    Interest income                                           $ 388,258        $ 651,750           $ 829,310      $ 1,383,848
    Interest expense                                            412,651          688,874             886,211        1,460,484
                                                         ---------------  ---------------     ---------------  ---------------
      Net interest expense                                      (24,393)         (37,124)            (56,901)         (76,636)

    Net gain on accretion of discount
      on investments                                            107,911          191,283             260,856          366,817
    Net loss on amortization of premium
      on investments                                           (323,452)        (336,802)           (787,851)        (336,802)
                                                         ---------------  ---------------     ---------------  ---------------
        Net revenue                                            (239,934)        (182,643)           (583,896)         (46,621)

EXPENSES:
    Amortization expense                                         76,707          138,039             187,528          263,136
    General and administrative costs                             26,045            7,179              33,557           26,747
                                                         ---------------  ---------------     ---------------  ---------------
        Total expense                                           102,752          145,218             221,085          289,883
                                                         ---------------  ---------------     ---------------  ---------------

NET  (LOSS) BEFORE INCOME TAX                                  (342,686)        (327,861)           (804,981)        (336,504)
INCOME TAX (BENEFIT)                                           (133,648)        (131,233)           (313,942)        (134,604)
                                                         ---------------  ---------------     ---------------  ---------------
NET  (LOSS) AFTER INCOME TAX                                 $ (209,038)      $ (196,628)         $ (491,039)      $ (201,900)
                                                         ---------------  ---------------     ---------------  ---------------

OTHER COMPREHENSIVE INCOME,
    NET OF TAX
    Unrealized gains/(losses) on securities:
      Unrealized holding gains/(losses) arising during
        the period                                           $ (193,600)     $(4,022,980)         $ (649,331)     $(2,297,941)
      Add:  Tax benefit/(expense)                                75,504        1,568,962             253,239          896,197
                                                         ---------------  ---------------     ---------------  ---------------
      Net of tax amount                                        (118,096)      (2,454,018)           (396,092)      (1,401,744)
      (Less)/Add:  reclassification adjustment for
        (gains)/losses included in net income                   215,541          145,519             526,995          (30,015)
        Add:  Tax expense/(benefit)                             (84,061)         (56,752)           (205,528)          11,706
                                                         ---------------  ---------------     ---------------  ---------------
        Net of tax amount                                       131,480           88,767             321,467          (18,309)
                                                         ---------------  ---------------     ---------------  ---------------
OTHER COMPREHENSIVE INCOME (LOSS)                                13,384       (2,365,251)            (74,625)      (1,420,053)

                                                         ---------------  ---------------     ---------------  ---------------
COMPREHENSIVE INCOME                                           (195,654)      (2,561,879)           (565,664)      (1,621,953)
                                                         ===============  ===============     ===============  ===============

See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION
                   (A WHOLLY-OWNED SUBSIDIARY OF U.S. BANCORP)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                           Six Months Ended June 30,
                                                                       ----------------------------------
                                                                             1999              1998
                                                                       ----------------  ----------------
OPERATING ACTIVITIES:
Net (loss)                                                                 $  (491,039)      $  (201,900)
Adjustments to reconcile net (loss) to net cash
    provided by (used in) operating activities:
    Amortization expense                                                       187,528           263,136
    Accretion of discount on investments                                      (260,856)         (366,817)
    Amortization of premium on investments                                     787,851           336,802
    Deferred income taxes                                                     (331,153)         (118,697)
    Change in:
       Interest receivable on investments                                       36,302            53,104
       Interest payable on bonds                                               (81,562)          (99,795)
       Bond redemptions payable                                               (698,000)           77,000
       Other                                                                    42,918            (4,255)
                                                                       ----------------  ----------------
          Net cash provided by (used in)
            operating activities                                              (808,011)          (61,422)

INVESTING ACTIVITIES:
    Principal redemption on investments                                      5,445,312         7,645,017
                                                                       ----------------  ----------------
        Net cash provided by investing activities                            5,445,312         7,645,017

FINANCING ACTIVITIES:
    Redemption of mortgage-backed bonds                                     (5,373,000)       (7,542,000)
                                                                       ----------------  ----------------
         Net cash used in financing activities                              (5,373,000)       (7,542,000)
                                                                       ----------------  ----------------

INCREASE (DECREASE) IN CASH                                                   (735,699)           41,595
CASH AT BEGINNING OF PERIOD                                                  1,578,248         1,009,961
                                                                       ----------------  ----------------
CASH AT END OF PERIOD                                                        $ 842,549       $ 1,051,556
                                                                       ==================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid (received) for:
       Interest paid                                                        $  494,213       $ 1,560,279
       Income taxes - (from) Parent                                         $ (313,942)      $  (134,604)

See accompanying notes to financial statements.

                         PREMIER ACCEPTANCE CORPORATION

                   (a wholly-owned subsidiary of U.S. Bancorp)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                     Six Months Ended June 30, 1999 and 1998


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

The Company has filed Registration Statements under the Securities Act of 1933 (the Act) with the Securities and Exchange Commission, pursuant to which $900,000,000 in aggregate principal amount of the Company's mortgage-backed bonds were registered under the Act. At June 30, 1999, the Company has issued thirty-four series of bonds with an aggregate original principal amount of $529,950,000.

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

The Company adopted SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES during fiscal 1995. Investments pursuant to mortgage-backed securities are classified as available for sale, and are carried at market value based upon quoted market prices with an original cost of $17,534,000 and $22,718,455 at June 30, 1999, and December 31, 1998, respectively.

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

The Company's collateral for outstanding mortgage-backed bonds is classified as available for sale, although such securities are not saleable before the bonds are callable at some future date. The market value of GNMA and FNMA securities fluctuates significantly as interest rates change; therefore, the market value of such securities as of the future redemption dates may vary significantly from the current date, and the realization of any unrealized gain is not assured. The Company recognizes deferred tax liabilities resulting from unrealized gains and losses on available for sale securities.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain reclassifications were made to the prior year comparative information to be consistent with the accounting presentation as of June 30, 1999, and December 31, 1998. Such reclassifications had no effect total stockholder's equity.

The statement of financial condition as of June 30, 1999, and the information for the periods ended June 30, 1999 and 1998 is unaudited, but management of the Company believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results of operations for the periods have been included.

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

4.   RELATED PARTY TRANSACTIONS

The Company is charged for certain expenses by the Parent based on specifically identified cost allocations. In addition, the Company's Parent provides the Company with accounting and administrative services, including services of officers. For the six months ended June 30, 1999 and 1998, the Company was charged $10,500 and $10,500, respectively, for such accounting services. These charges are subject to periodic reevaluation based upon the number of mortgage-backed bond series outstanding and the nature of services provided. The Company's costs are not necessarily indicative of the costs that would have been incurred had the Company operated independently.

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

RESULTS OF OPERATIONS

The Company's interest income and interest expense are directly related to the issuance and sale of mortgage-backed bonds. The Company recorded net interest expense of $56,901 for the six months ended June 30, 1999, and net interest expense of $76,636 for the same six months of the prior year, which related to the fiscal 1995 sale of residual interests in one series of mortgage-backed bonds. The Company anticipates that it will incur additional net interest expense in future periods relating to the sale of such residual interests.

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

YEAR 2000

Management of the Company believes that Year 2000 issues will not have a material adverse impact on the Company's financial statements. The Company has no employees and limited operations and systems. Management is satisfied with the qualified assurances received from the national bank which serves as trustee for the collateral and the bonds issued against such collateral of its Year 2000 readiness.

PART II.     OTHER INFORMATION:

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a).  Exhibits

                   27 - Financial Data Schedule - EDGAR version only (filed electronically).


             (b).  Reports on Form 8-K

                   The Company was not required to file any reports on Form 8-K to the Securities and Exchange Commission during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       PREMIER ACCEPTANCE CORPORATION
                                       ------------------------------
                                               (Registrant)



Dated August 13, 1999      /s/
                         --------------------------------------------
                          SANDRA G. SPONEM
                          Treasurer (Principal Financial and Accounting Officer)